Form 10-K/A
period 2021-12-31
Cue Health Inc.
filed 2022-04-29
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40590

Cue Health Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-156193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4980 Carroll Canyon Rd., Suite 100
San Diego, CA 92121
(858) 412-8151
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	HLTH	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of Cue Health Inc., a Delaware corporation (referred to as “Cue,” “Cue Health,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our business is managed under the direction of our board of directors, which is currently comprised of seven members. Five of our seven directors are independent within the meaning of the independent director requirements of the Nasdaq Global Market (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a Class of directors will be elected for a three-year term to succeed the same Class whose term is then expiring.
The following table sets forth the names and certain other information about each of our current directors as of March 31, 2022:

Name	Class	Age	Position	Director Since	Current Term Expires
Xiangmin “Min” Cui	I	53	Director	June 2020	2022
Scott Stanford	I	51	Director	December 2017	2022
Chris Achar	II	37	Chief Strategy Officer and Director	May 2018	2023
Joanne Bradford	II	58	Director	September 2021	2023
Carole Faig	III	60	Director	September 2021	2024
Ayub Khattak	III	37	President, Chief Executive Officer, Director, Chairman of the Board and Co-Founder	January 2010	2024
Maria Martinez	III	64	Director	September 2021	2024
Xiangmin “Min” Cui. Dr. Cui has served as a member of our board of directors since June 2020. He is Founder and Managing Director of Decheng Capital, an investment firm focused on life sciences companies. Prior to founding Decheng, Dr. Cui was an investment partner at Bay City Capital, an international life science venture capital firm in San Francisco, California. Dr. Cui was previously director of strategic investment for the Southern Research Institute, a not-for-profit research organization. Prior to that, Dr. Cui co-founded two biopharmaceutical companies, where he led efforts in discovery and development of several key technologies in the fields of oncology, cardiology, infectious and inflammatory diseases. Dr. Cui has served on the board of directors of Alpine Immune Sciences, Inc. (Nasdaq: ALPN), a public clinical-stage biopharmaceutical company, since January 2019. From August 2017 to May 2018, Dr. Cui served as a member of the board of directors of ARMO BioSciences, Inc., a publicly traded immuno-oncology company acquired by Eli Lilly and Company in May 2018. Dr. Cui also serves on the boards of directors of several private companies. Dr. Cui holds a Ph.D. in cancer biology from Stanford University and a B.S. and an M.S. in molecular biology from Peking University. We believe that Dr. Cui’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors.

Scott Stanford. Mr. Stanford has served as a member of our board of directors since December 2017. Mr. Stanford has served as the co-founder of several companies, including ACME, LLC and its affiliates, a venture capital firm, since February 2013; and Silicon Foundry, a membership-based corporate advisory platform, since February 2013. Prior to these roles, Mr. Stanford served as a managing director at Goldman Sachs from June 2004 until February 2013. Mr. Stanford also serves as a member of the board of directors of several public and private companies, including Boombox Labs, Inc., a remote culture experience company, since February 2022; Time by Ping, Inc., an artificial intelligence company providing time automation services, since July 2021; Tinycare, Inc., a daycare services company, since July 2021; Astra Space, Inc., a publicly traded orbital launch company, since December 2017; Curology, Inc., a direct to consumer prescription skincare company, since September 2015; Luka, Inc., an artificial intelligence and software development company, since April 2016; and BFA Industries (formerly known as ipsy) a personalized beauty commerce company, since September 2015. Mr. Stanford holds an M.B.A. from Harvard Business School. We believe Mr. Stanford is qualified to serve as a member of our board of directors based on his experience as a director of multiple technology and healthcare companies.
Chris Achar. Mr. Achar has served as a member of our board of directors since May 2018 and was appointed as our Chief Strategy Officer in June 2021. Mr. Achar is the founder of Genzum Life Sciences, Inc., a pharmaceutical company, and has served as its chief executive officer since 2010. Prior, Mr. Achar founded Synergy Ventures, a venture capital company where he serves as a general partner, whose investments include seed stage funding to several medical technology companies including Cue BioPharma Inc. and Provention Bio Inc. Mr. Achar has served as a member of the board of directors of the Network for Teaching Entrepreneurship since 2018. Mr. Achar holds a B.S. in business marketing from California State University and a M.B.A. from Pepperdine University School of Business. We believe Mr. Achar is qualified to serve as a member of our board of directors based on his experience as a healthcare executive and an investor in multiple healthcare and biotech companies.
Joanne Bradford. Ms. Bradford has served as a member of our board of directors since September 2021. Ms. Bradford currently serves as Chief Growth Officer of Mountain, a connected TV Ad platform. Ms. Bradford has served as President of Honey Science Corp., or Honey, an e-commerce technology platform, since August 2019. Honey was acquired by PayPal in January 2020. Prior to joining Honey, Ms. Bradford was Chief Marketing Officer of Social Finance, Inc., or SoFi, an online personal finance company, from June 2017 to May 2019. She previously served as Chief Operating Officer of SoFi from July 2015 to June 2017. Ms. Bradford served as Head of Partnerships at Pinterest, a social media web and mobile application company, from November 2013 to December 2015. She previously held executive-level roles at the Hearst Corporation, Demand Media, Yahoo!, and Microsoft Corporation. Ms. Bradford serves on the board of directors of private and public companies, Snap Commerce, Katapult and Kahoot! Ms. Bradford has served as a director of Wave App, a small business software company, since October 2018 and OneLogin, a unified access management company, since July 2019 and previously served as a director of Comscore, Inc., a global information and analytics company, from April 2019 until April 2020. Ms. Bradford holds a B.A. in journalism from San Diego State University. We believe Ms. Bradford is qualified to serve on our board of directors due to her over 20 years of experience leading product marketing, business development and programming, as well as building global sales and marketing teams.
Carole Faig. Ms. Faig has served as a member of our board of directors since September 2021. Ms. Faig has more than 38 years of audit and public accounting experience with Ernst & Young LLP, or EY, where she was a partner focused on the healthcare industry. Prior to her retirement from EY in July 2021, Ms. Faig served in a number of leadership roles including U.S. Health Leader and West Region Health and Life Sciences leader, where she managed a $500 million practice. In addition, Ms. Faig has extensive experience as an audit partner serving public and private companies in the health sector. Ms. Faig holds a B.B.A. in accounting from Sam Houston

State University and is a certified public accountant. We believe Ms. Faig is qualified to serve on our board of directors due to her extensive experience in the healthcare industry and audit practices.
Ayub Khattak. Mr. Khattak is the co-founder of our company and has served as our President and Chief Executive Officer and member of our board of directors since January 2010. He holds a B.S. in mathematics from the University of California, Los Angeles. We believe Mr. Khattak is qualified to serve as a member of our board of directors based on his experience in the healthcare technology industry and his extensive knowledge of our company.
Maria Martinez. Ms. Martinez has served as a member of our board of directors since September 2021. Maria stepped into the role of chief operating officer at Cisco Systems, Inc., or Cisco, in 2021 after having joined Cisco as executive vice president and chief customer experience officer in 2018. Prior to this, Ms. Martinez has served in a variety of senior executive roles at leading companies such as Salesforce.com, Inc., where she was president of Global Customer Success from March 2016 and chief growth officer from February 2012 to February 2013, and Microsoft Corporation, where she led their global services organization. Ms. Martinez has held additional leadership positions at telecom giants Motorola, Inc. and AT&T Inc., and also served as chief executive officer of Embrace Networks, Inc.
Ms. Martinez's board occupancy has spanned industries across both public and non-profit sectors, including roles at Plantronics, Inc. from September 2015 to April 2018, Declara Inc., and Genesys Works Bay Area. Ms. Martinez actively serves on the board of directors for McKesson Corporation and Silicon Valley Education Foundation, where her experience in leading large, global companies through transformation will help us to advance our mission of empowering people to live their healthiest lives. Ms. Martinez holds a B.S. in electrical engineering from the University of Puerto Rico and a M.S. in electrical engineering from Ohio State University. We believe Ms. Martinez is qualified to serve on our board of directors due to her extensive experience in the technology industry.
Executive Officers
The following table sets forth certain information about our executive officers and their respective ages as of March 31, 2022. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Ayub Khattak	37	President, Chief Executive Officer, Director, Chairman of the Board and Co-Founder
Chris Achar	37	Chief Strategy Officer and Director
John Gallagher	49	Chief Financial Officer
Erica Palsis	36	General Counsel
Clint Sever	36	Chief Product Officer and Co-Founder
For the biographies of Messrs. Khattak and Achar, see the section titled “Board of Directors” above.

John Gallagher. Mr. Gallagher has served as our Chief Financial Officer since March 2021. Prior to this, Mr. Gallagher served in various capacities at Becton, Dickinson & Company, or BD, a public multinational medical technology company, including Senior Vice President, Chief Financial Officer, Medical Segment and Treasurer from July 2018 to February 2021, Senior Vice President, Corporate Finance, with responsibility for Financial, Planning & Analysis, Treasury and Chief Accounting Officer/Controller from December 2014 to July 2018 and Vice President, Treasurer from September 2012 to December 2014. Prior to BD, Mr. Gallagher served as Vice President, Financial Planning and Analysis for NBCUniversal Media, LLC, or NBC, an American mass media and entertainment conglomerate, from October 2009 to September 2012. Prior to NBC, Mr. Gallagher served as Assistant Controller, Corporate Treasury for General Electric Company, a public multinational conglomerate, from October 2006 to October 2009. Mr. Gallagher holds a B.S. degree in finance from Clemson University and received his M.B.A. degree from the University of Pittsburgh.
Erica Palsis. Ms. Palsis has served as our General Counsel since February 2021. She was previously General Counsel, Corporate Secretary and Privacy Officer at Livongo Health, Inc. (acquired by Teladoc Health, Inc. in October 2020), a public consumer digital health company, from December 2018 to October 2020 and Vice President and Associate General Counsel from March 2017 to December 2018. Ms. Palsis also served as Corporate Counsel for Allscripts Healthcare Solutions, Inc., a public company providing practice management and electronic health record technology, from May 2014 to March 2017, and Associate Corporate Counsel from March 2010 to May 2014. Ms. Palsis received her B.A. in political science from Loyola University Chicago and J.D. from DePaul University College of Law.
Clint Sever. Mr. Sever is the co-founder of our company and has served as our Chief Product Officer since January 2010. He holds a B.S. in retail and consumer science from the University of Arizona.

Director Independence
Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director and director nominee. Based upon information requested from and provided by each director and director nominee concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors and director nominees, with the exception of Ayub Khattak and Chris Achar, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director.
There are no family relationships among any of our directors or executive officers.
Board Leadership Structure
Mr. Khattak currently serves as both the Chairman of our board of directors and as our President and Chief Executive Officer. As our Co-Founder, Mr. Khattak is best positioned to identify strategic priorities, lead critical discussion, and execute our business plans. Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for the company, and whether the roles of Chairman, President and Chief Executive Officer should be separated or combined. In making this determination, our board of directors considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time and the best interests of our stockholders. Our board of directors has adopted corporate governance guidelines that provide that the board of directors may appoint one of our independent directors to serve as our independent “Lead Director” at any time when the Chairman of our board of directors is not independent, including when our President and Chief Executive Officer serves as the Chairman of our board of directors.

Only independent directors serve on the audit, compensation committee and nominating and corporate governance committees of our board of directors. As a result of the board of directors’ committee system and the existence of a majority of independent directors, the board of directors maintains effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates and corporate governance programs. We believe that the leadership structure of our board of directors as well as the independent committees of our board of directors is appropriate and enhances our board of directors’ ability to effectively carry out its roles and responsibilities on behalf of our stockholders, while Mr. Khattak’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.
Board Committees
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, which are standing committees of the board of directors. Each of our standing committees operates under a written charter that complies with the applicable requirements of the Nasdaq listing standards and the applicable rules and regulations of the SEC. The current membership of our committees, each committee’s responsibilities and the number of meetings held by each committee in fiscal year 2021 are set forth below.

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joanne Bradford		Member	Member
Xiangmin “Min” Cui		Member
Carole Faig	Chair
Maria Martinez	Member	Chair	Member
Scott Stanford	Member		Chair
Audit Committee
The members of our audit committee are Carole Faig, Maria Martinez and Scott Stanford. Carole Faig is the chair of the audit committee. Our audit committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•overseeing our internal audit function;
•overseeing our risk assessment and risk management policies;
•establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;
•reviewing and approving or ratifying any related person transactions; and
•preparing the audit committee report required by Securities and Exchange Commission, or SEC, rules.
All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the audit committee also meets the financial literacy and sophistication requirements under current Nasdaq rules. Our board of directors has also determined that Carole Faig is an “audit committee financial expert” as defined in applicable SEC rules. Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A copy of the audit committee charter is available on our website at https://investors.cuehealth.com/corporate-governance.
Compensation Committee
The members of our compensation committee are Maria Martinez, Joanne Bradford and Xiangmin “Min” Cui. Maria Martinez is the chair of the compensation committee. Our compensation committee’s responsibilities include:
•reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our chief executive officer and our other executive officers;
•overseeing an evaluation of our senior executives;
•overseeing and administering our cash and equity incentive plans;
•reviewing and making recommendations to our board of directors with respect to director compensation;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent then required by SEC rules; and
•preparing the compensation committee report if and to the extent then required by SEC rules.
Each of the members of our compensation committee meets the requirements for independence under current Nasdaq and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the compensation committee charter is available on our website at https://investors.cuehealth.com/corporate-governance.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Scott Stanford, Joanne Bradford and Maria Martinez. Scott Stanford is the chair of the nominating and corporate governance committee. Our nominating and corporate governance committee’s responsibilities include:
•recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;
•reviewing and making recommendations to our board with respect to our board leadership structure;
•reviewing and making recommendations to our board with respect to management succession planning;
•developing and recommending to our board of directors corporate governance principles; and
•overseeing a periodic evaluation of our board of directors.
The composition of our nominating and corporate governance committee meets the requirements for independence under current Nasdaq and SEC rules and regulations. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the nominating and corporate governance committee charter is available on our website at https://investors.cuehealth.com/corporate-governance.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.
Stockholder Recommendations for Nominations to the Board of Directors
Our nominating and corporate governance committee will consider candidates for director recommended by stockholders of the Company who are stockholders of record at the time of the submission of the director recommendation and on the record date for the determination of stockholders entitled to vote at the annual meeting, so long as such recommendations comply with our amended and restated certificate of incorporation and amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business.
A stockholder that wants to recommend a candidate for election to the board of directors should direct the recommendation in writing by letter to the Company, attention of the Secretary at Cue Health Inc., 4980 Carroll Canyon Rd., Suite 100, San Diego, CA 92121. The recommendation must include the candidate’s name, age, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for membership on our board of directors.
Corporate Governance Guidelines and Code of Conduct
Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics (“Code of Conduct”) that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Conduct is posted on our investor relations webpage at investors.cuehealth.com in the “Corporate Governance” section under “Governance Overview.” We intend to post any amendments to our Code of Conduct, and any waivers of our Code of Conduct for directors and executive officers, on the same website or in filings under the Exchange Act.
Non-Employee Director Compensation
In June 2021, our board of directors approved a director compensation program that became effective in September 2021. Under this director compensation program, we will pay each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee of which the director is a member. The chairman of the board and of each committee will receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director was not serving on our board of directors. The fees paid to each non-employee director for service on the board of directors and for service on each committee of the board of directors of which the director is a member are as follows:

Position	Annual Retainer
Board Member	$50,000
Chairman	$95,000
Audit Committee Chair	$20,000
Audit Committee Member	$8,000
Compensation Committee Chair	$12,000
Compensation Committee Member	$5,000
Nominating and Corporate Governance Committee Chair	$10,000
Nominating and Corporate Governance Committee Member	$4,000
We also will continue to reimburse each of our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.
In addition, each of Joanne Bradford, Carole Faig and Maria Martinez received an initial grant of restricted stock units under the 2021 Plan with a target value of $300,000. Each of these restricted stock unit grants vest as to 34% of the shares of our common stock underlying such grant on the first anniversary of the grant date and an additional 33% of the shares of our common stock underlying such grant at the end of each successive 12-month period following the first anniversary of the grant date until the third anniversary of the grant date, subject to the non-employee director's continued service as a director.
Further, on the date of each annual meeting of our stockholders, each then current non-employee director will receive a grant of restricted stock units under the 2021 Plan with a target value of $190,000. Each of these restricted stock unit grants will vest with respect to 100% of the shares of our common stock underlying such grant on the first anniversary of the grant date, subject to the non-employee director’s continued service as a director (unless otherwise provided at the time of grant). The number of restricted stock units subject to the restricted stock unit grants made to our non-employee directors will be consistent with our practice for determining the number of restricted stock units granted to our employees. All restricted stock units granted to our non-employee directors under our director compensation program will vest in full upon a change in control.

Ayub Khattak and Chris Achar, as executive officers of the Company, do not qualify to receive compensation for their service as our directors under our director compensation program.
Director Compensation in Fiscal 2021
The following table provides information regarding compensation of our non-employee directors for service as directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Joanne Bradford	16,033	300,000	316,033
Xiangmin “Min” Cui	14,946	–	14,946
Robin Farias-Eisner (3)	–	1,024,000	1,024,000
Carole Faig	19,022	300,000	319,022
Maria Martinez	20,109	300,000	320,109
Rohan Oza (4)	–	1,024,000	1,024,000
Scott Stanford	18,478	–	18,478
Asish Xavier (5)	–	–	–

(1)
The amounts reported in the “Stock Awards” column represent the aggregate grant-date fair value of the RSUs awarded to the non-employee director in 2021, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. Such grant-date fair value does not take into account any estimated forfeitures related to service vesting conditions.

(2)	The following table lists all outstanding equity awards held by each of our non-employee directors as of December 31, 2021:

Name	Grant Date	Aggregate Number of Shares Underlying Stock Awards(#)(a)
Joanne Bradford	09/24/21	18,750
Xiangmin “Min” Cui	–	–
Robin Farias-Eisner	–	–
Carole Faig	09/24/21	18,750
Maria Martinez	09/24/21	18,750
Rohan Oza	–	–
Scott Stanford	–	–
Asish Xavier	–	–

(a)	Each of the outstanding RSU awards listed in the table was granted pursuant to our 2021 Plan. The RSUs will vest annually as to one-third (1/3) of the shares of our common stock subject to the award and shall be fully vested on September 23, 2024, subject, in each case, to the director’s continuous service with us.

(3)	Dr. Farias-Eisner resigned from our board of directors in September 2021.

(4)	Mr. Oza resigned from our board of directors in September 2021.

(5)	Dr. Xavier resigned from our board of directors in April 2021.

Item 11. Executive Compensation
Process and Procedures for Compensation Decisions
Our named executive officers, which consist of the principal executive officer and the next two most highly compensated executive officers, for the year ended December 31, 2021 are Ayub Khattak, Chief Executive Officer and Co-Founder, Clint Sever, Chief Product Officer and Co-Founder, and Christopher Achar, Chief Strategy Officer.
Our compensation policies and philosophies are designed to align compensation with business objectives, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. The compensation of our named executive officers has consisted of a base salary and cash bonus, retirement, health and welfare benefits, and equity awards.
Summary Compensation Table
The following table presents summary information regarding the total compensation for the years ended December 31, 2021 and 2020 for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Ayub Khattak,	2021	465,000	575,000	52,250,539(2)	8,355,462(3)	61,646,001
Chief Executive Officer	2020	276,923(4)	250,000	6,930,773(5)	8,694(6)	7,466,390

Clint Sever,	2021	417,500	375,000	44,445,547(2)	3,552,720(7)	48,790,767
Chief Product Officer	2020	243,235(8)	233,331	3,465,387(5)	257,155(9)	4,199,108

Christopher Achar,	2021	180,000	160,000	22,211,936(10)	9,969(11)	22,561,905
Chief Strategy Officer
(1)Except where noted otherwise, the amounts reported in the “Bonus” column reflect discretionary annual cash bonuses earned by each of our named executive officers for their performance, as determined by the board of directors in its sole discretion.
(2)The amount reported represents the grant date fair value of RSUs and Performance-Vested RSU awards (described below) computed in accordance with FASB ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to vesting conditions. The Performance-Vested RSUs are eligible to vest only upon achievement of certain stock price goals, revenue objectives, and operational milestones, as more fully described in the 2021 Co-Founder Equity Awards section below. As of March 31, 2022, 292,833 shares and 239,591 shares have vested for Messrs. Khattak and Sever, respectively, for the achievement of the FY21 Revenue Objective. The assumptions used to calculate these amounts are discussed in the notes to our audited consolidated financial statements. Details and assumptions used in calculating these amounts may be found in Note 13 — Stock-Based Compensation to our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022.
(3)Consists of (i) compensation resulting from forgiveness of indebtedness of $8,306,753 in connection with two separate promissory notes held by us, (ii) the payout of the balance of unused vacation days as a result of the termination of our vacation accrual policy for certain of our executive officers and (iii) life insurance premiums paid by us. See “Promissory Notes and Restricted Stock Purchase Agreements with Executives” below for more information about each of the promissory notes.
(4)Represents a $150,000 increase in Mr. Khattak’s annual base salary, which took effect as of August 20, 2020.
(5)Represents the purchase of shares of common stock in exchange for promissory notes issued by each of Mr. Khattak and Mr. Sever to us, which notes are partially personally recourse and secured by the shares of common stock purchased therewith. Pursuant to ASC 718, these instruments are treated as grants of stock options for accounting purposes and the amount disclosed is the grant date fair value of these instruments. The assumptions used in calculating the grant date fair value of these instruments are set forth in Note 13 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022.
(6)Represents premiums for medical, vision, dental, and life insurance paid for by us.
(7)Consists of (i) compensation resulting from forgiveness of indebtedness of $3,510,357 in connection a promissory note held by us, (ii) the payout of the balance of unused vacation days as a result of the termination of the vacation accrual policy for certain of our executive officers and (iii) life insurance premiums paid by us. See “Promissory Notes and Restricted Stock Purchase Agreements with Executives” below for more information about each of the promissory notes.
(8)Represents a $145,000 increase in Mr. Sever’s annual base salary, which took effect August 20, 2020.
(9)Represents compensation resulting from forgiveness of indebtedness of $246,142 and premiums for medical, dental, and life insurance paid for by us.
(10)Represents the grant-date fair value of the Time-Vesting RSU award calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to vesting conditions. The assumptions used to calculate these amounts are discussed in the notes to our audited consolidated financial statements Details and assumptions used in calculating these amounts may be found in Note 13 — Stock-Based Compensation to our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022.
(11)Consists of (i) the payout of the balance of unused vacation days as a result of the termination of the vacation accrual policy for certain of our executive officers and (ii) life insurance premiums paid by us.

Outstanding Equity Awards at 2021 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021:

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Ayub Khattak	7/30/2014	295,900	$0.40	07/29/2024	–	–	–	–
	09/24/2021	–	–	–	976,111	$13,089,649	–	–
	09/24/2021	–	–	–	–	–	2,653,114	$35,578,259
Clint Sever	01/01/2013	880,000	$0.20	12/31/2022	–	–	–	–
	07/30/2014	295,900	$0.40	07/29/2024	–	–	–	–
	08/08/2018	833,333 (4)	$0.48	08/07/2028	–	–	–	–
	08/08/2018	1,130,797 (5)	$0.48	08/07/2028	–	–	–	–
	09/24/2021	–	–	–	798,636	$10,709,709	–	–
	09/24/2021	–	–	–	–	–	2,279,459	$30,567,545
Christopher Achar	09/24/2021	–	–	–	1,388,246	$18,616,379	–	–

(1)Represents Time-Vesting RSUs awarded from the 2021 Stock Incentive Plan, which will vest as to 12.5% of the shares of our common stock subject to the award on the six-month anniversary of September 24, 2021 and as to an additional 6.25% of the shares of our common stock subject to the award at the end of each three-month period thereafter until the award is fully vested on the fourth anniversary of the grant date, subject, in each case, to the named executive officers continuous employment with us.
(2)The shares underlying these Performance-Vesting RSU awards were granted under the 2021 Stock Incentive Plan and vest upon our board’s certification of the achievement of certain performance metrics. The Performance-Vesting RSU awards vest upon satisfying certain performance conditions as follows: 70% vest on the achievement of certain stock price performance goals, 20% vest on the achievement of target revenue performance goals, and the remainder vest upon achievement of a product milestone goal. See “2021 Co-Founder Equity Awards” below for more information.
(3)This amount reflects the fair market value of our common stock of $13.41 per share as of December 31, 2021, multiplied by the amount shown in the column “Number of Unearned Shares or Units of Stock That Have Not Vested.”

(4)Represents option grants awarded from the 2014 Equity Incentive Plan, which vested monthly over one year commencing on December 31, 2017. Such awards became fully vested on December 31, 2018.
(5)Represents option grants awarded from the 2014 Equity Incentive Plan, which became fully vested on the grant date.
2021 Co-Founder Equity Awards
Pursuant to the terms of the Khattak employment agreement and the Sever employment agreement (described below under the heading “—Employment Agreements”) our board of directors approved the grant of restricted stock unit awards, which we refer to as the Founder RSUs, covering an aggregate of 6,707,320 shares of our common stock to Messrs. Khattak and Sever, whom we refer to as the Co-Founders, of which 3,629,225 Founder RSUs were granted to Mr. Khattak and 3,078,095 Founder RSUs were granted to Mr. Sever.
Our compensation committee and board of directors worked closely with an independent compensation consultant in an effort to design an equity compensation structure for Messrs. Khattak and Sever that would align with our commitment to the long-term interests of our stockholders and require high levels of performance across multiple performance metrics to achieve meaningful value while not encouraging short-term gains through risk-taking, incentivize long-term performance beyond typical market-pay constructs, and be equitable and justifiable to the Co-Founders and our stockholders. As a result, approximately 75% of the Founder RSUs (2,653,114 in the case of Mr. Khattak and 2,279,459 in the case of Mr. Sever) vest based on the satisfaction of both a continued employment condition and the achievement of certain performance goals, which we refer to as the Performance-Vesting RSUs, and approximately 25% (976,111 in the case of Mr. Khattak and 798,636 in the case of Mr. Sever) vest solely based on the satisfaction of a continued employment condition, which we refer to as the Time-Vesting RSUs.
Each Founder RSU that vests in accordance with its terms will be settled with one share of our common stock within 30 days of the applicable vesting date. However, to further encourage the Co-Founders to focus on the long-term success of our business, the Co-Founders must hold any shares that are earned by them pursuant to the Performance-Vesting RSUs (excluding the sale of any shares necessary to satisfy any income or employment tax obligations resulting from the vesting of Performance-Vesting RSUs) for at least one year following the date on which such Performance-Vesting RSU vests. This post-vesting holding period would end before the first anniversary of vesting only in the event of an earlier change in control of our company or a termination of the Founder’s employment due to death or disability.
The Time-Vesting RSUs will vest as to 12.5% of the shares of our common stock subject to the award on the six-month anniversary of the grant date and as to an additional 6.25% of the shares of our common stock subject to the award at the end of each three-month period thereafter until the award is fully vested on the fourth anniversary of the grant date, subject, in each case, to the Founder’s continuous employment with us. In the event of the termination of the Founder’s employment by us without cause or by him with good reason, each as defined in the Founder’s employment agreement, the vesting of the Time-Vesting RSUs will accelerate such that the number of Time-Vesting RSUs that, but for such termination, would have otherwise vested in the one-year period following the date of such termination will immediately vest as of the date of such termination. Furthermore, in the event of the termination of the Founder’s employment by us without cause or by him with good reason, in either case in the period (i) beginning three months before a change in control (as defined in the Founder’s employment agreement), or, in the event we have executed a definitive agreement to effect a change in control as of the date the Founder’s employment is terminated by us without cause or by the Founder with good reason, beginning six months before the change in control contemplated by such definitive agreement is consummated, and (ii) ending 24 months following the change in control (which we refer to as the Khattak equity CIC severance period or the Sever equity CIC severance period, as applicable), the vesting of any unvested Time-Vesting RSUs will accelerate in full; provided, however, that if any then-unvested Time-Vesting RSUs are not assumed or substituted for by the resulting or acquiring company (or affiliate of the resulting or acquiring company) in connection with such change in control, the vesting of the Founder’s unvested Time-Vesting RSUs will be accelerated in full as of immediately prior to the consummation of the change in control.
The Performance-Vesting RSUs vest upon the achievement of certain stock price performance goals (approximately 70% of the Performance-Vesting RSUs granted to each of the Co-Founders), target revenue performance goals (approximately 20% of the Performance-Vesting RSUs granted to each of the Co-Founders), and a product milestone goal (approximately 10% of the Performance-Vesting RSUs granted to each of the Co-Founders). 1,774,614 of the Performance-Vesting RSUs granted to Mr. Khattak and 1,560,686 of the Performance-Vesting RSUs granted to Mr. Sever, or the Stock Price Target RSUs, are eligible to vest based on our stock price performance over a performance period beginning on the date that is 60 days prior to the date that is nine months after the grant date and ending on the seven-year anniversary of the grant date, which period we refer to as the Stock Price Performance Period. The Stock Price Target RSUs are divided into seven tranches that are eligible to vest based on the achievement of stock price goals, measured based on an average closing price of our common stock over all trading days within a 60 consecutive calendar day period during the Stock Price Performance Period as set forth below.

	Number of Stock Price Target RSUs Eligible to Vest
Price Goal	Khattak	Sever
$30.07	17,615	123,140
$37.13	292,833	239,591
$45.86	292,833	239,591
$56.63	292,833	239,591
$69.94	292,833	239,591
$86.38	292,833	239,591
$106.68	292,834	239,591
There is no linear interpolation between price goals and numbers of Stock Price Target RSUs eligible to vest. The price goals will be adjusted to reflect any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend.
The remainder of the Performance-Vesting RSUs vest as follows:
•292,833 of the Performance-Vesting RSUs granted to Mr. Khattak and 239,591 of the Performance-Vesting RSUs granted to Mr. Sever, or the FY21 Revenue Target RSUs, are eligible to vest based on the achievement of a specified level of our total revenue (as reported under U.S. generally accepted accounting principles on our financial statement), which we refer to as total revenue, for fiscal year 2021 or, if such total revenue for fiscal year 2021 is not achieved, based on the achievement of a specified level of our aggregate total revenue for fiscal years 2021 and 2022.
•292,833 of the Performance-Vesting RSUs granted to Mr. Khattak and 239,591 of the Performance-Vesting RSUs granted to Mr. Sever, or the FY22 Revenue Target RSUs, are eligible to vest based on the achievement of a specified level of our total revenue for fiscal year 2022 or, if such total revenue for fiscal year 2022 is not achieved, based on the achievement of a specified level of our aggregate total revenue for fiscal years 2022 and 2023.
•292,834 of the Performance-Vesting RSUs granted to Mr. Khattak and 239,591 of the Performance-Vesting RSUs granted to Mr. Sever, or the Milestone Target RSUs, are eligible to vest based upon the achievement of a specified product milestone by December 31, 2022. If such milestone is not achieved on or before December 31, 2022 but is achieved during the six-month period beginning on January 1, 2023 and ending on June 30, 2023, 50% of the Milestone Target RSUs will be eligible to vest.
For any tranche of the Performance-Vesting RSUs to vest, except as described below, the Founder generally must remain employed by us as of the date that our compensation committee certifies achievement of the performance goal applicable to that tranche. If the Founder’s employment with us terminates, other than a termination by us without cause or by the Founder for good reason, then except as set forth below, any Performance-Vesting RSUs for which the applicable performance objective has not been achieved will be forfeited immediately and automatically to us. If the Founder’s employment is terminated by us without cause or by the Founder for good reason other than in connection with a change in control, then:
•50% of the Stock Price Target RSUs with respect to any price goal that has not been achieved as of the termination date will be retained by the Founder and may be earned after the termination date as follows: (1) if a price goal is achieved within six months of the termination date, 100% of the retained Stock Price Target RSUs associated with the price goal will be earned, (2) if a price goal is achieved after the date that is six months after the termination date but on or prior to the date that is 18 months after the termination date, 50% of the retained Stock Price Target RSUs associated with the price goal will be earned, and (3) if a price goal is achieved after the date that is 18 months after the termination date but on or prior to the date that is 36 months after the termination date, 25% of the retained Stock Price Target RSUs associated with the price goal will be earned;
•100% of the FY21 Revenue Target RSUs, to the extent then outstanding, will be retained by the Founder and may be earned after the termination date as follows: (1) if the applicable total revenue is achieved within 12 months of the termination date, 100% of the FY21 Revenue Target RSUs will be earned and (2) if the applicable total revenue is achieved more than 12 months following the termination date, 50% of the FY21 Revenue Target RSUs will be earned;
•100% of the FY22 Revenue Target RSUs, to the extent then outstanding, will be retained by the Founder and may be earned after the termination date as follows: (1) if the applicable total revenue is achieved within 12 months of the termination date, 100% of the FY22 Revenue Target RSUs will be earned and (2) if the applicable total revenue is achieved more than 12 months following the termination date, 50% of the FY22 Revenue Target RSUs will be earned; and
•100% of the Milestone Target RSUs, to the extent then outstanding, will be retained by the Founder and may be earned after the termination date as follows: (1) if the milestone performance goal is achieved within 12 months of the termination date and on or before December 31, 2022, 100% of the Milestone Target RSUs will be earned, (2) if such goal is achieved within 12 months of the termination date and between January 1, 2023 and June 30, 2023, 50% of the Milestone Target RSUs will be earned, (3) if such goal is achieved more than 12 months following the termination date and on or before December 31, 2022, 50% of the Milestone Target RSUs will be earned, and (4) if such goal is achieved more than 12 months following the termination date and between January 1, 2023 and June 30, 2023, 25% of the Milestone Target RSUs will be earned.
Any Performance-Vesting RSUs that are not retained by the Founder will be forfeited immediately and automatically to us. If the Founder’s employment is terminated with cause, (i) all of the Performance-Vesting RSUs will be forfeited immediately and automatically to us, (ii) to the extent any Performance-Vesting RSUs were settled by us prior to the date of termination, any shares that were delivered to the Founder upon such settlement will be automatically forfeited for no consideration, and (iii) to the extent any shares received upon settlement have been sold, the proceeds of such dispositions shall be paid over to us immediately following such termination.
In the event of a change in control of the Company:
•Our compensation committee will determine whether any price goals that have not previously been achieved are achieved as a result of the change in control, which determination will be based solely on the price to be paid to our stockholders in connection with the transaction, and the Stock Price Target RSUs with respect to any price goal that is achieved as a result of the change in control will vest immediately prior to the closing of the change in control.
•50% of any Stock Price Target RSUs have not been earned by the Founder prior to the change in control, taking into account any Stock Price Target RSUs that are earned based on the price paid to our stockholders in the change in control as described above, will be retained by the Founder and converted into time-vested RSUs that vest in equal quarterly installments over the two-year period following the closing of the change in control, subject to the Founder’s continued employment on each vesting date. If the Founder’s employment is terminated by us without cause or by the Founder for good reason during the period beginning three months before the change in control (or, in the event we have executed a definitive agreement to effect the change in control as of the termination date, the period beginning six months before such change in control) and ending 24 months following the change in control, the retained Stock Price Target RSUs will vest in full as of the date of termination. If the retained Stock Price Target RSUs are not assumed (or substituted for substantially equivalent awards) by the resulting or acquiring company, the retained Stock Price Target RSUs will vest in full immediately prior to the change in control.
•Any FY21 Revenue Target RSUs, FY22 Revenue Target RSUs, or Milestone Target RSUs outstanding immediately prior to the change in control will be eligible to vest immediately prior to the closing of the change in control based on our compensation committee’s reasonable and good-faith determination as to the projected level of achievement of the applicable performance objective as of the closing of the change in control. Any such RSUs that do not vest immediately prior to the change in control will be forfeited for no consideration.
Employment Agreements
The following are summaries of employment agreements we have entered into with our executive officers.
Employment Agreement with Ayub Khattak
In connection with Mr. Khattak’s continued service following our IPO, we entered into an employment agreement with him dated as of July 8, 2021, which we refer to as the Khattak agreement. Under the Khattak agreement, Mr. Khattak is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason upon written notice.
The Khattak agreement provides that Mr. Khattak is entitled to an annualized base salary of $575,000, and that he is eligible, at our sole discretion, to earn an annual performance bonus of up to 100% of his base salary, or the Khattak post-IPO target bonus; provided that for the 2021 performance year, the amount of any bonus payable to Mr. Khattak shall be based on, for the period beginning on January 1, 2021 and ending on September 27, 2021, Mr. Khattak’s target bonus and base salary, in each case, as in effect prior to September 28, 2021, and for the period beginning on September 28, 2021 and ending on December 31, 2021, the Khattak post-IPO target bonus. The amount of any annual bonus will be determined by our board, or a committee of the board, based on Mr. Khattak’s performance and the achievement of individual and corporate goals established by our board following consultation with Mr. Khattak. Except in the event of certain involuntary terminations of Mr. Khattak’s employment as described below, Mr. Khattak must be employed on the date that any bonus is approved by the board or the committee in order to earn such bonus. Mr. Khattak is entitled under the Khattak agreement to reimbursement for business expenses pursuant to company policy and the use, which our board may provide in its reasonable discretion, of personal security in connection with required business travel. The Khattak agreement also provides for the award of the Founder. In addition, the Khattak agreement provides that we will reimburse Mr. Khattak up to $15,000 for the legal fees incurred by him in connection with the review and negotiation of the Khattak agreement and the Founder RSUs granted to him.
Under the Khattak agreement, in the event of the termination of Mr. Khattak’s employment by us without cause or by him with good reason within the period beginning three months prior to and ending 12 months following a change in control, which period we refer to as the Khattak cash CIC severance period and subject to his execution and nonrevocation of a separation agreement and a release of claims in our favor, Mr. Khattak is entitled to (i) continue to receive his annual base salary, payable in equal installments, during the 12-month period following his termination date (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), (ii) receive an amount equal to 100% of his target bonus for the year in which termination occurs (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), or if higher, his target bonus immediately prior to the change in control, (iii) our payment of COBRA premiums for health benefit coverage on his behalf, for a period of up to 12 months following his termination date, at the same rate as we pay for active employees, subject to applicable COBRA terms and in compliance with applicable non-discrimination or other requirements under the law, and (iv) if such termination occurs following the end of the applicable performance year but before any annual bonus payable to Mr. Khattak in respect of such performance year is approved by our board, receive an amount equal to any annual performance bonus determined to be payable by our board for such prior performance year. Furthermore, in the event Mr. Khattak’s employment is terminated by us without cause or by him with good reason within the Khattak equity CIC severance period, the Khattak agreement provides that Mr. Khattak will be entitled to accelerated vesting of all of his then-unvested equity awards which vest solely based on the passage of time (other than the Founder RSUs, described above under the heading “—2021 Co-Founder Equity Awards”, which shall be governed by the terms of the Founder RSU agreements). However, if, in the event of a change in control of our company, Mr. Khattak’s then-unvested equity awards (other than the Founder RSUs) that vest based solely on the passage of time are not assumed or substituted for by the resulting or acquiring company (or an affiliate of the resulting or acquiring company), the vesting of such equity awards will be accelerated in full and become immediately exercisable or non-forfeitable as of immediately prior to the consummation of the change in control.
In addition, under the Khattak agreement, in the event that Mr. Khattak’s employment is terminated by us without cause or by him with good reason other than within the Khattak cash CIC severance period, and subject to his execution and nonrevocation of a separation agreement and a release of claims in our favor, Mr. Khattak will be entitled to (i) continue to receive his annual base salary, payable in equal installments, during the 12-month period following his termination date (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), (ii) if such termination occurs following the end of the applicable performance year but before any annual bonus payable to Mr. Khattak in respect of such performance year is approved by our board, receive an amount equal to any annual performance bonus determined to be payable by our board for such prior performance year, and (iii) our payment of COBRA premiums for health benefit coverage on his behalf, for a period of up to 12 months following his termination date, at the same rate as we pay for active employees, subject to applicable COBRA terms and in compliance with applicable non-discrimination or other requirements under the law.
Employment Agreement with Clint Sever

In connection with Mr. Sever’s continued service following our IPO, we entered into an employment agreement with him dated as of July 8, 2021, which we refer to as the Sever agreement. Under the Sever agreement, Mr. Sever is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason upon written notice.
The Sever agreement provides that Mr. Sever is entitled to an annualized base salary of $500,000, and that he is eligible, at our sole discretion, to earn an annual performance bonus of up to 75% of his base salary, or the Sever post- IPO target bonus; provided that for the 2021 performance year, the amount of any bonus payable to Mr. Sever shall be based on, for the period beginning on January 1, 2021 and ending on September 27, 2021, Mr. Sever’s target bonus and base salary, in each case, as in effect prior September 28, 2021, and for the period beginning on September 28, 2021 and ending on December 31, 2021, the Sever post- IPO target bonus. The amount of any annual bonus will be determined by our board, or a committee of the board, based on Mr. Sever’s performance and the achievement of individual and corporate goals established by our board following consultation with Mr. Sever. Except in the event of certain involuntary terminations of Mr. Sever’s employment as described below, Mr. Sever must be employed on the date that any bonus is approved by the board or the committee in order to earn such bonus. Mr. Sever is entitled under the Sever agreement to reimbursement for business expenses pursuant to company policy and the use, which our board may provide in its reasonable discretion, of personal security in connection with required business travel. The Sever agreement also provides for the award of the Founder RSUs. In addition, the Sever agreement provides that we will reimburse Mr. Sever up to $15,000 for the legal fees incurred by him in connection with the review and negotiation of the Sever agreement and the Founder RSUs granted to him.
Under the Sever agreement, in the event of the termination of Mr. Sever’s employment by us without cause or by him with good reason within the period beginning three months prior to and ending 12 months following a change in control, which period we refer to as the Sever cash CIC severance period and subject to his execution and nonrevocation of a separation agreement and a release of claims in our favor, Mr. Sever is entitled to (i) continue to receive his annual base salary, payable in equal installments, during the 12-month period following his termination date (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), (ii) receive an amount equal to 100% of his target bonus for the year in which termination occurs (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), or if higher, his target bonus immediately prior to the change in control, (iii) our payment of COBRA premiums for health benefit coverage on his behalf, for a period of up to 12 months following his termination date, at the same rate as we pay for active employees, subject to applicable COBRA terms and in compliance with applicable non-discrimination or other requirements under the law, and (iv) if such termination occurs following the end of the applicable performance year but before any annual bonus payable to Mr. Sever in respect of such performance year is approved by our board, receive an amount equal to any annual performance bonus determined to be payable by our board for such prior performance year. Furthermore, in the event Mr. Sever’s employment is terminated by us without cause or by him with good reason within the Sever equity CIC severance period, the Sever agreement provides that Mr. Sever will be entitled to accelerated vesting of all of his then-unvested equity awards which vest solely based on the passage of time (other than the Founder RSUs, described above under the heading “—2021 Co-Founder Equity Awards”, which shall be governed by the terms of the Founder RSU agreements). However, if, in the event of a change in control of our company, Mr. Sever’s then-unvested equity awards (other than the Founder RSUs) that vest based solely on the passage of time are not assumed or substituted for by the resulting or acquiring company (or an affiliate of the resulting or acquiring company), the vesting of such equity awards will be accelerated in full and become immediately exercisable or non-forfeitable as of immediately prior to the consummation of the change in control.
In addition, under the Sever agreement, in the event that Mr. Sever’s employment is terminated by us without cause or by him with good reason other than within the Sever cash CIC severance period, and subject to his execution and nonrevocation of a separation agreement and a release of claims in our favor, Mr. Sever is entitled to (i) continue to receive his annual base salary, payable in equal installments, during the 12-month period following his termination date (calculated at a level without taking into account any reduction thereto that triggered good reason, if applicable), (ii) if such termination occurs following the end of the applicable performance year but before any annual bonus payable to Mr. Sever in respect of such performance year is approved by our board, receive an amount equal to any annual performance bonus determined to be payable by our board for such prior performance year, and (iii) our payment of COBRA premiums for health benefit coverage on his behalf, for a period of up to 12 months following his termination date, at the same rate as we pay for active employees, subject to applicable COBRA terms and in compliance with applicable non-discrimination or other requirements under the law.
Employment Agreement with Christopher Achar
Mr. Achar is party to an employment agreement with the Company dated as of July 8, 2021, which we refer to as the Achar agreement. Under the Achar agreement, Mr. Achar is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason without notice.
The Achar agreement provides that Mr. Achar is entitled to an annualized base salary of $400,000, and that he is eligible, at our sole discretion, to earn an annual performance bonus of up to 40% of his base salary. The amount of any annual bonus will be determined by our board, or a committee of the board, based on Mr. Achar’s performance and the achievement of individual and corporate goals established by our board following consultation with Mr. Achar. Except in the event of certain involuntary terminations of Mr. Achar’s employment as described below, Mr. Achar must be employed on the date that any bonus is approved by the board or the committee in order to earn such bonus. Mr. Achar is entitled under the Achar agreement to reimbursement for business expenses pursuant to company policy. The Achar agreement also provides for an award of RSUs.
Under the Achar agreement, in the event of the termination of Mr. Achar’s employment by us without cause or by him with good reason and subject to his execution and nonrevocation of a separation agreement and a release of claims in our favor, Mr. Achar is entitled to (i) continue to receive his annual base salary, payable in equal installments, during the nine-month period following his termination date, (ii) our payment of COBRA premiums for health benefit coverage on his behalf, for a period of up to nine months following his termination date, at the same rate as we pay for active employees, subject to applicable COBRA terms and in compliance with applicable non-discrimination or other requirements under the law and (iii) receive an amount equal to any annual performance bonus determined to be payable by our board for the prior performance year.
Furthermore, in the event Mr. Achar’s employment is terminated by us without cause or by him with good reason prior to the one-year anniversary of the grant date of award of RSUs, the Achar agreement provides that Mr. Achar will be entitled to accelerated vesting of such number of RSUs subject to the RSU award that would have vested between the grant date and Mr. Achar’s termination date had the RSUs vested on a 1/48 per month basis following the grant date of such RSU award. In the event Mr. Achar’s employment is terminated within the period beginning 60 days prior to the closing date of a change of control and ending on the one-year anniversary of such closing date, the Achar agreement provides that Mr. Achar will be entitled to accelerated vesting of 100% of his then-outstanding equity awards that vest based solely on the passage of time.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)(1)
Equity Compensation plans approved by security holders
2014 Plan	10,022,569	5.13(2)	–
2021 Plan	10,525,826	–	5,992,529
2021 ESPP	–	–	2,834,616
Equity compensation plans not approved by security holders	–	–	–
Total	20,548,395	5.13	8,827,145

(1) Our 2021 Plan and 2021 ESPP each provide that the number of shares reserved for issuance under that plan automatically increase on the first day of each fiscal year each year in accordance with the formula set forth in that plan. The number of shares reported in this column does not include the 7,320,150 and 1,464,030 shares that became available for issuance as of January 1, 2022 pursuant to our 2021 Plan and 2021 ESPP, respectively.
(2) RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 for (i) each of our named executive officers, (ii) each of our directors and nominees for director, (iii) all of our executive officers and directors as a group, and (iv) each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.
We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 146,958,296 shares of our common stock outstanding as of March 31, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2022, or issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cue Health Inc., 4980 Carroll Canyon Rd., Suite 100, San Diego, CA 92121.

	Common Stock
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors
Ayub Khattak(1)	11,152,674	7.6%
Clint Sever(2)	6,119,662	4.1%
Christopher Achar(3)	1,589,710	1.1%
Xiangmin “Min” Cui(4)	8,980,909	6.1%
Scott Stanford(5)	15,240,546	10.4%
Joanne Bradford	–	* %
Carole Faig	–	* %
Maria Martinez	–	* %
All executive officers and directors as a group (10 persons)(6)	43,313,536	28.8%

5% Stockholders
Entities affiliated with Decheng Capital(4)	8,980,909	6.1%
Entities affiliated with Oakmont Corporation(7)	9,789,997	6.7%
ACME Capital(5)	15,240,546	10.4%
Koch Industries, Inc.(8)	8,971,714	6.1%
* Represents less than 1.0% of outstanding shares or voting power, as applicable.

(1) Consists of 11,026,001 shares of our common stock and options to purchase 295,900 shares of our common stock that are exercisable within 60 days of March 31, 2022.

(2) Consists of (i) 3,114,158 shares of our common stock, of which Mr. Sever holds 2,587,721 shares of common stock directly, and of which 187,017 shares are held jointly by Mr. Sever and his spouse, and (ii) options to purchase 3,140,030 shares of our common stock that are exercisable within 60 days of March 31, 2022.

(3) Consists of (i) 69,710 shares of common stock held by Mr. Achar and (ii) 1,520,000 shares of our common stock held by Hlth Wrk LLC. Mr. Achar is the sole manager of Hlth Wrk LLC and may be deemed to have voting and investment power with respect to the shares held by Hlth Wrk LLC and as a result may be deemed to have beneficial ownership of such shares.

(4) Based on a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Decheng Capital Management III (Cayman), LLC (“Decheng Capital Management”). Consists of (i) 8,192,468 shares of common stock held by Decheng Capital China Life Sciences USD Fund III, L.P. (“Decheng Fund III”) and (ii) 788,441 shares of common stock held by Decheng Capital Global Healthcare Fund (Master), LP (“Decheng Global”). Decheng Capital Management is the general partner of Decheng Fund III, and Decheng Capital Global Healthcare GP, LLC (“Decheng Global GP”) is the general partner of Decheng Global. Dr. Cui is the sole manager of Decheng Capital Management and Decheng Global GP. Dr. Cui may be deemed to have voting and investment power with respect to the shares held by Decheng Fund III and Decheng Global and as a result may be deemed to have beneficial ownership of such shares. Dr. Cui is also a member of our board of directors. The address for Decheng is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.

(5) Based on a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Sherpa Ventures Fund LP ("ACME I"). Consists of (i) 9,748,805 shares of common stock held by ACME I and (ii) 5,491,741 shares of common stock held by SherpaVentures Fund II, LP (“ACME II”). Sherpa Ventures Fund GP, LLC (“ACME GP I”) is the manager of ACME I. SherpaVentures Fund II GP, LLC (“ACME GP II”) is the manager of ACME II. Mr. Stanford is a managing member of each of ACME GP I and ACME GP II and may be deemed to have voting and investment power with respect to the shares held by ACME I and ACME II and as a result may be deemed to have beneficial ownership of such shares. Funds managed by ACME, LLC and affiliates of ACME I and ACME II, are collectively defined as “ACME Capital”. Scott Stanford is also a member of our board of directors and a member of, and has a financial interest in, ACME Capital. The address for ACME I and ACME II is 505 Howard Street, Suite 201, San Francisco, California 94105.

(6) Consists of (i) 39,843,263 shares of common stock beneficially owned by our executive officers, (ii) 3,435,930 shares of common stock subject to options exercisable within 60 days of March 31, 2022 and (iii) 34,343 shares of common stock that will be issued upon the vesting of RSUs within 60 days of March 31, 2022.

(7) Based on a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Oakmont Corporation. Represents (i) 5,631,534 shares held of record by Cove Investors II, LLC (“Cove II”), over which (a) Kelly Day has sole voting power and (b) Kelly Day and Oakmont Corporation share investment power, and (ii) 1,365,411 shares held of record by Cove Investors III, LLC (“Cove III”), over which Oakmont Corporation holds sole voting and investment power as Manager, and (iii) 2,793,052 shares held of record by Kelly Day, over which Oakmont Corporation and Kelly Day share investment and voting power. Oakmont Corporation is the investment advisor to Kelly Day. Robert A. Day is the sole owner of Oakmont Corporation. Each of Oakmont Corporation, Robert A. Day and Kelly Day may be deemed to have or share beneficial ownership of the shares held by directly by Cove II, Cove III and Kelly Day. Each of Oakmont Corporation, Robert A. Day and Kelly Day disclaims any such beneficial ownership of shares not directly held or owned. The address for Oakmont Corporation is 865 S. Figueroa Street, Suite 700, Los Angeles, California 90017.

(8) Based on a Schedule 13G/A filed with the SEC on February 9, 2022 on behalf of Koch Industries, Inc. (“Koch Industries”). Represents 8,971,714 shares held of record by KSP Cue Health Investments, LLC (“KSP Cue Health”). KSP Cue Health is beneficially owned by Koch Strategic Platforms, LLC (“KSP”), KSP is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC (“KIGH”), and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. By virtue of Koch Industries’ indirect beneficial ownership of KSP Cue Health, KSP, KIG, and KIGH, Koch Industries may be deemed to have voting and investment power with respect to such shares, and as such may be deemed to have beneficial ownership of such shares. The address for Koch Industries is 4111 E. 37th Street North Wichita, Kansas 67220.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.
Convertible Note Financing
In May 2021, we issued and sold Convertible Notes in the aggregate principal amount of $235.5 million in a private placement with net proceeds of $229.5 million. Interest will accrue on the Convertible Notes at a simple rate of 3% per annum. The Convertible Notes and any unpaid accrued interest will become due in May 2023. The Convertible Notes converted into 18,611,914 shares of our common stock in September 2021.
The following table sets forth the aggregate principal amounts of Convertible Notes that we issued to certain of our 5% stockholders and their affiliates and certain affiliates of members of our board of directors:

Purchaser(1)	Principal Amount of Convertible Notes
Decheng Capital China Life Sciences USD Fund III, L.P.(2)	$10,000,000
Funds managed by ACME, LLC and affiliates(3)	4,696,970
JJDC(4)	7,000,000

(1)	See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.
(2)	Xiangmin “Min” Cui, a member of our board of directors, is the managing director and founder of Decheng Capital China Life Sciences USD Fund III, L.P
(3)	Funds managed by ACME, LLC and affiliates are ACME I and ACME II, collectively “ACME Capital.’’ Scott Stanford, a member of our board of directors, is a member of, and has a financial interest in ACME Capital.
(4)	Asish Xavier, a former member of our board of directors, is a principal of JJDC.

Promissory Notes and Restricted Stock Purchase Agreements with Executives
In September 2021, our board of directors canceled and forgave $8.3 million in principal and accrued interest, comprised of $1.3 million under the September 2018 promissory note, or the 2018 Khattak Note, and $7.0 million under the July 2020 promissory note, or the 2020 Khattak Note, in each case by and between us and Mr. Khattak, and released a total of 4,888,260 shares of common stock held by Mr. Khattak that had been pledged as collateral in connection with the 2018 Khattak Note and a total of 4,915,442 shares of common stock held by Mr. Khattak that had been pledged as collateral in connection with the 2020 Khattak Note. In September 2021, our board of directors canceled and forgave $3.5 million in principal and accrued interest under the July 2020 promissory note by and between us and Mr. Sever, or the 2020 Sever Note, and released a total of 2,457,721 shares of common stock held by Mr. Sever that had been pledged as collateral in connection with the 2020 Sever Note. Each of Mr. Khattak and Mr. Sever paid the taxes associated with the forgiveness of his promissory note(s).

Other Transactions

In May 2021, we entered into a consulting agreement with Village Girl LLC, or the Consulting Agreement, effective as of January 1, 2021. Village Girl LLC is an entity affiliated with Chris Achar, a member of our board of directors. Pursuant to the Consulting Agreement, Village Girl LLC agreed to provide consulting services related to, among other things, brand positioning and marketing and sales, in consideration of which we agreed to pay a monthly fee of $30,000 and to reimburse certain expenses. The Consulting Agreement terminated on September 30, 2021.
Registration Rights
We are a party to an investor rights agreement with the holders of our redeemable convertible preferred stock, including our 5% stockholders and their affiliates and entities affiliated with some of our directors. This investor rights agreement provides these holders the right, subject to certain conditions, beginning six months following the completion of our initial public offering, to demand that we file a registration statement or to request that their shares be covered by a registration statement that we are otherwise filing. In addition, these holders also have piggyback registration rights in respect of public offerings we may make for our own account or for other stockholders of our company. Holders of Convertible Notes are also entitled to registration rights in respect of the common stock issuable upon conversion of the Convertible Notes.
Indemnification Agreements
Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.
Policies and Procedures for Related Person Transactions
Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:
•the related person’s interest in the related person transaction;
•the approximate dollar value of the amount involved in the related person transaction;
•the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of our business;
•whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•the purpose, and the potential benefits to us, of the transaction; and
•any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:
•interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of such entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenue of the company receiving payment under the transaction; and
•a transaction that is specifically contemplated by provisions of our amended and restated certificate of incorporation or bylaws.
The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.
We did not have a written policy regarding the review and approval of related person transactions prior our initial public offering. Nevertheless, with respect to such transactions, it was the practice of our board of directors to consider the nature of and business reasons for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests.

Item 14. Principal Accounting Fees and Services
The following table presents fees for professional audit services and other services rendered to us by BDO USA, LLP for our fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$1,370,063	$717,334
Audit-Related Fees
Tax Fees(2)	79,266	–
All Other Fees

Total Fees	$1,449,329	$717,334

(1)“Audit Fees” consisted of fees for professional services provided in connection with the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)“Tax Fees” consist of fees for services relating to tax planning and compliance services.
Pre-approval Policies and Procedures
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm and audit engagement fees and terms in order to ensure that the provision of such services does not impair such accounting firm’s independence.
In the fiscal year ended December 31, 2021, there were no other professional services provided by BDO USA, LLP that would have required our audit committee to consider their compatibility with maintaining the independence of BDO USA, LLP.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

Financial Statements

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

Exhibits:
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 16. Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Cue Health Inc.
Date: April 29, 2022

By: /s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)