Form 10-Q
period 2022-03-31
Cue Health Inc.
filed 2022-05-11
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 3, 2022 the registrant had 147,453,254 shares of common stock, $0.00001 par value per share, outstanding.

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
•our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests, including our existing FDA EUAs (“Emergency Use Authorizations”) for our COVID-19 test;
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
•our ability to implement, maintain and improve effective internal controls and remediate material weaknesses; and
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Cue Health Inc.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts and share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$426,465	$409,873
Restricted cash	13,838	13,837
Accounts receivable, net	75,830	104,589
Inventories	132,567	88,388
Prepaid expenses	42,902	45,889
Other current assets	9,807	7,446
Total current assets	701,409	670,022
Property and equipment, net	182,750	177,456
Prepaid rent	480	1,567
Operating lease right-of-use assets	84,212	79,474
Intangible assets, net	9,240	7,673
Other non-current assets	5,679	3,868
Total assets	$983,770	$940,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,842	$37,208
Accrued liabilities and other current liabilities	39,809	29,498
Income taxes payable	8,246	8,297
Deferred revenue, current	84,629	82,165
Operating lease liabilities, current	7,594	7,147
Finance lease liabilities, current	2,620	2,621
Total current liabilities	191,740	166,936
Deferred revenue, net of current portion	10,283	10,283
Operating leases liabilities, net of current portion	47,626	46,464
Finance lease liabilities, net of current portion	2,627	3,271
Other non-current liabilities	6,356	6,356
Total liabilities	258,632	233,310
Commitments and contingencies (Note 15)
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 146,958,296 and 146,402,991 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	746,352	730,767
Accumulated deficit	(21,215)	(24,018)
Total stockholders’ equity (deficit)	725,138	706,750
Total liabilities and stockholders’ equity (deficit)	$983,770	$940,060
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue	$177,454	$64,499
Grant and other revenue	1,956	—
Total revenue	179,410	64,499

Operating costs and expenses:
Cost of product revenue	86,697	30,035
Sales and marketing	34,168	430
Research and development	28,787	7,409
General and administrative	26,910	11,870
Total operating costs and expenses	176,562	49,744
Income from operations	2,848	14,755

Interest expense	(51)	(535)
Other income, net	6	37
Net income before income taxes	2,803	14,257

Income tax expense	—	1,226
Net income	$2,803	$13,031
Net income per share attributable to common stockholders – basic	$0.02	$0.09
Weighted-average number of shares used in computation of net income per share attributable to common stockholders – basic	146,526,370	18,378,777
Net income per share attributable to common stockholders – diluted	$0.02	$0.08
Weighted-average number of shares used in computation of net income per share attributable to common stockholders – diluted	153,036,804	25,904,338
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options	294,231	—	270	—	270
Tax withholding on exercise of stock options and restricted stock units	—	—	(720)	—	(720)
Vesting of restricted stock units	261,074	—	—	—	—
Stock-based compensation, including employee stock purchase plan activity	—	—	16,035	—	16,035
Net income	—	—	—	2,803	2,803
Balance at March 31, 2022	146,958,296	$1	$746,352	$(21,215)	$725,138

Cue Health Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)
Exercise of common stock options	—	—	—	—	—	—	622,749	—	32	—	32
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	46	—	46
Stock-based compensation	—	—	—	—	—	—	—	—	3,021	—	3,021
Net income	—	—	—	—	—	—	—	—	—	13,031	13,031
Balance at March 31, 2021	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	28,618,529	$—	$12,135	$(97,405)	$(85,270)
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,803	$13,031
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash used in operations
Depreciation and amortization	10,606	4,884
Stock-based compensation expense	16,035	3,021
Non-cash lease expense	1,996	625
Deferred income taxes	—	318
Non-cash interest expense	65	65
Changes in operating assets and liabilities:
Accounts receivable	28,759	(9,410)
Inventory	(44,179)	(14,759)
Prepaid expenses and other current assets	1,618	(1,710)
Prepaid rent	—	983
Other non-current assets	(1,876)	(1,143)
Operating lease right-of-use assets	(4,073)	(2,024)
Accounts payable, accrued liabilities and other current liabilities	18,305	(13,082)
Income taxes payable	(51)	—
Deferred revenue	2,464	(15,989)
Operating lease liabilities	(1,002)	28
Interest on finance leases	51	49
Net cash, cash equivalents and restricted cash provided by (used in) operating activities	31,521	(35,113)

Cash flows from investing activities
Purchase of property and equipment	(12,782)	(30,491)
Expenditures for software development	(1,273)	(1,350)
Net cash, cash equivalents and restricted cash used in investing activities	(14,055)	(31,841)

Cash flows from financing activities
Proceeds from exercise of common stock options	270	32
Proceeds from debt	—	82,250
Tax withholding on exercise of stock options	(720)	—
Proceeds from employee stock purchase plan activity	273	—
Debt issuance and prepayment costs	—	(781)
Repayment of debt	—	(24,478)
Payments for finance leases	(696)	(382)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(873)	56,641

Net change in cash, cash equivalents and restricted cash	16,593	(10,313)
Cash, cash equivalents and restricted cash, beginning balance	423,710	129,255
Cash, cash equivalents and restricted cash, ending balance	440,303	$118,942

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$426,465	$38,942
Restricted cash, current	13,838	—
Restricted cash, non-current	—	80,000
Total cash, cash equivalents and restricted cash	$440,303	118,942

Supplemental disclosure for cash flow information
Cash paid for interest	$—	$267

Supplemental disclosure for non-cash investing and financing matters
Early exercised stock options liability	$—	$46
Right-of-use assets obtained in exchange for lease obligations	$2,611	$18,621
Prepaid rent reclassified to right-of-use assets	$50	$—
Purchase of property and equipment included in accounts payable	$9,235	$8,623
Initial public offering costs included in accounts payable	$—	$547
Software development costs included in accounts payable	$897	$—
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
Basis of Presentation
The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and notes thereto for the year ended December 31, 2021. The unaudited interim condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and, in the opinion of management, include all adjustments necessary for the fair statement of the Company’s financial position for the periods presented. All such adjustments are of a normal, recurring nature. Certain disclosures have been condensed or omitted from the interim condensed financial statements. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.
Initial Public Offering
On September 28, 2021, the Company completed its initial public offering (“IPO”) of 14,375,000 shares of the Company common stock at an offering price of $16.00 per share, including 1,875,000 shares purchased pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of approximately $206.0 million after deducting underwriting commissions and legal, accounting, and consulting fees related to the IPO.
Upon completion of the IPO, Convertible Notes outstanding, see Note 10, Debt, in the principal amount of $235.5 million and accrued interest of $2.8 million were automatically converted into 18,611,914 shares of common stock. All outstanding shares of the Company’s redeemable convertible preferred stock, see Note 11, Capital Stock, were converted into 83,605,947 shares of common stock. Immediately prior to the IPO, all of the Company’s outstanding warrants to purchase redeemable convertible preferred stock were converted into the redeemable convertible preferred stock and the related warrant liabilities were reclassified to additional paid-in capital.
Use of Estimates
The preparation of the accompanying unaudited interim condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, net accounts receivable, equity-based compensation expense, product warranty reserve, the recoverability of its long-lived assets and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision-maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. All revenue to date is from customers located in the United States and all long-lived assets are located in the United States.
COVID-19 Impact
COVID-19 was declared a global pandemic by the World Health Organization in March 2020 and adversely impacted global commercial activity but served as a catalyst to accelerating the Company’s product pipeline. The Company’s first commercially available diagnostic test for the Cue Health Monitoring System is the Cue COVID-19 test for ribonucleic acid of SARS-CoV-2, the virus that causes COVID-19. The Company began selling and recording product revenues for its Cue COVID-19 test in August 2020 after obtaining an Emergency Use Authorization (“EUA”) from the Federal Drug Administration (“FDA”) in June 2020. Currently, 100% of the Company’s product revenues are derived from the Cue COVID-19 test. Given the unpredictable nature of the COVID-19 pandemic, the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the exception of the following:
Fair Value Measurements
At March 31, 2022, and December 31, 2021, we had $190.0 million and $0, respectively, of treasury securities that are classified within cash and cash equivalents on the balance sheet. The U.S. treasury securities are Level 1 securities that are traded by dealers or brokers in active over-the-counter markets.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. ASU 2020-06 is effective for reporting periods beginning after December 15, 2023 with early adoption permitted for reporting periods beginning after December 15, 2020. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. The standard did not have a material impact on the financial statements for the three months ended March 31, 2022.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 aims to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange based on the economic substance of the modification or exchange. Early adoption is permitted and the guidance must be applied prospectively to all modifications or exchanges that occur on or after the date of adoption. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-04 on January 1, 2022 under the prospective method of adoption and there was no impact to our results of operations as we did not modify or exchange any freestanding equity-classified written call options.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The Company adopted the ASU prospectively on January 1, 2022. The additional annual disclosures required are not expected to have a material impact on the financial statements.
NOTE 3. REVENUE
Product Revenue

Disaggregation of the product revenue by type of customer for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Public sector entities	$1,610	$62,091
Private sector customers	175,844	2,408
Total product revenue	$177,454	$64,499
Product revenue for the three months ended March 31, 2022 includes an immaterial amount of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.
The following table sets forth the Company’s product gross profit and product gross profit margin for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Product revenue	$177,454	$64,499
Cost of product revenue	86,697	30,035
Product gross profit	$90,757	$34,464
Product gross profit margin	51%	53%
DoD Agreement

In October 2020, the Company entered into a $480.9 million agreement with the U.S. government for the purchase of its Cue COVID-19 Test to meet the unprecedented demand for rapid and accurate molecular diagnostic testing (the

“U.S. DoD Agreement”). The Company delivered all of the agreed upon products under the agreement prior to its expiration on December 31, 2021. The U.S. DoD Agreement provided for a $184.6 million upfront payment (the “U.S. DoD Advance”) to facilitate the scaling of the Company’s manufacturing capacity, which was received upon signing the contract. The U.S. DoD Agreement did not provide for the funds to be utilized in any specific manner beyond furthering the purposes of the agreement. The Company was not required to segregate, nor was the Company required to obtain the approval of the U.S. government to use the funds advanced to it under the agreement. The remaining $296.3 million of the agreement was due to the Company upon the delivery of Cue Readers, Cue COVID-19 Test Kits and Cue Control Swab Packs. The U.S. DoD Agreement also provided that, as soon as possible after the completion of the initial U.S. DoD Agreement, the Company and the U.S. government would negotiate in good faith to enter into a follow-on supply agreement based on federal acquisition regulations (a FAR-based contract). The U.S. DoD Agreement provides the U.S. DoD with the right to purchase no more than 45% of our quarterly production for the duration of the follow-on contract at a specified discount, subject to a price floor as part of this follow-on contract. The U.S. government is also entitled to certain administrative reporting but does not receive the right to any intellectual property or know-how. The agreement term ended upon completion of the Company’s performance obligations in December 2021.

Refer to the Company’s financial statements included in its 2021 10-K for further information on its revenue arrangements.

Contract Assets and Liabilities

Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Net contract assets were $0.6 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively, and were recorded in other current assets on the balance sheets.
Contract liabilities primarily relate to the U.S. DoD Advance and payments received from customers in advance of performance under the contracts. Contract liabilities are recorded in current and non-current deferred revenue on the balance sheets. The activity related to contract liabilities for the three months ended March 31, 2022 is as follows:

Amount
Balance at December 31, 2021	$92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	2,464
Revenue recognized related to contract liability balance at the beginning of the period	—
Balance at March 31, 2022	$94,912
Grant and Other Revenue

Grant and other revenue relate to a cost reimbursement agreement with the Biomedical Advanced Research and Development Authority (“BARDA”). The Company generated $2.0 million and $0 of revenue related to the agreement with BARDA during the three months ended March 31, 2022 and 2021, respectively.

Accounts Receivable

The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to accounts receivable and is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $0.5 million and $0.3 million, respectively.

NOTE 4. INVENTORIES
As of March 31, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$57,223	$46,273
Work-in-process	16,014	10,920
Finished goods	60,775	33,863
Reserve	(1,445)	(2,668)
Total inventories	$132,567	$88,388
The Company has revised the above information as of December 31, 2021 to correct an immaterial misclassification by increasing raw materials by $12.2 million and decreasing finished goods by the same amount. This revision only impacted the classification within inventories.
NOTE 5. PREPAID EXPENSES
As of March 31, 2022 and December 31, 2021, the Company’s prepaid expenses consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expense	$28,635	$30,153
Prepaid inventory	14,267	15,736
Total prepaid expenses	$42,902	$45,889
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of March 31, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Construction in progress	$10,515	$4,082
Machinery and equipment	202,493	195,001
Leasehold improvements	20,444	19,302
Furniture and fixtures	970	740
Property and equipment	234,422	219,125
Accumulated depreciation and amortization	(51,672)	(41,669)
Total property and equipment, net	$182,750	$177,456
Depreciation and amortization expense related to property and equipment was $10.0 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively. The carrying value of assets under finance leases within property and equipment as of March 31, 2022 and December 31, 2021 was $9.2 million and $9.8 million, respectively.

NOTE 7. INTANGIBLE ASSETS
As of March 31, 2022 and December 31, 2021, the Company’s intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Capitalized software	$9,741	$5,638
Accumulated amortization	(2,671)	(2,067)
Capitalized software, net	7,070	3,571
In-process software development	2,170	4,102
Total intangible assets	$9,240	$7,673
Amortization expense related to intangible assets placed in service was $0.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2022 (excluding the three months ended March 31, 2022)	$2,064
2023	2,705
2024	1,884
2025	417
Total amortization expense	$7,070
NOTE 8. LEASES

The Company leases real estate and manufacturing and laboratory equipment which are used in the Company’s manufacturing, research and development, and administrative activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. These arrangements are classified as finance leases and operating leases. Finance leases consist of laboratory and manufacturing equipment with remaining terms ranging from 1 year to 3 years. The Company’s operating leases relate to the Company’s manufacturing facilities and office space and have remaining terms from 7 years to 9 years.

Refer to the Company’s financial statements included in its 2021 10-K for further information on its lease arrangements. There were no new material leases entered into during the three months ended March 31, 2022.
The right-of-use assets and lease liabilities recognized on the Company’s balance sheet as of March 31, 2022 and December 31, 2021 were as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$84,212	$79,474
Right-of-use assets finance leases	Property and equipment, net	9,182	9,821
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	7,594	7,147
Finance lease liabilities (current)	Finance lease liabilities, current	2,620	2,621
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	47,626	46,464
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	2,627	3,271

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,762	$1,117
Finance lease cost:
Amortization of right-of-use assets	639	335
Interest on lease liabilities	51	49
Total lease cost	$3,452	$1,501
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued purchases (1)	$6,882	$285
Accrued payroll and benefits	12,165	13,693
Accrued expenses	8,535	6,371
Accrued sales tax	6,992	4,284
Product warranty reserve	5,235	4,865
Total accrued liabilities and other current liabilities	$39,809	$29,498

(1) Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
NOTE 10. DEBT

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

In May 2021, the Company repaid $63.2 million of debt outstanding under the Revolving Credit Agreement with a portion of the proceeds from the issuance and sale of Convertible Notes. In June 2021, the Company terminated the Revolving Credit Agreement and was required to pay a fee equal to 1.00% of the amount of the outstanding revolving commitment. The Company also wrote-off issuance costs of $0.7 million for a total loss on extinguishment of debt of $2.0 million. These amounts were recorded in loss on extinguishment of debt in the statements of operations during the year ended December 31, 2021. Upon agreement with East West Bank and the other lenders to the Revolving Credit Agreement, the Company kept in place its outstanding letter of credit in the amount of $12.0 million, which is cash collateralized. In November 2021, East West Bank issued to us an additional letter of credit in the amount of $0.5 million. All other obligations under the Revolving Credit Agreement have otherwise been terminated.

Convertible Notes

In May 2021, the Company issued and sold convertible promissory notes (“Convertible Notes”) with a principal amount of $235.5 million. All of the Convertible Notes were converted upon the IPO, which was a qualified conversion event. The Convertible Notes’ principal amount of $235.5 million and accrued interest of $2.8 million was converted into

18,611,914 shares of common stock at a fair value of $297.8 million using a 20% discount to the initial public offing price of $16.00 per share. The Company no longer had outstanding Convertible Notes as of December 31, 2021.
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

Common Stock Warrants
As of March 31, 2022, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2021.
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
2021 Stock Incentive Plan

In September 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”) under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The 2021 Plan initially authorized the issuance of a maximum of 22,399,691 shares of common stock. The number of shares of common stock available for issuance under the 2021 Plan were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 5% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) the number of shares of the Company's common stock determined by the Company's board of directors. As of March 31, 2022, 8,755,861 shares of common stock were available for issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan

In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The 2021 ESPP initially allowed for the sale of 2,834,754 shares of common stock. The number of shares of the Company's common stock to be sold under the 2021 ESPP were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 8,504,263 shares, (ii) 1% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) a number of shares of the Company's common stock determined by the Company's board of directors. As of March 31, 2022, 4,298,784 shares of common stock were available for sale under the 2021 ESPP. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date.
Stock-Based Compensation
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Cost of product revenues	$518	$854
Sales and marketing	2,813	15
Research and development	5,145	396
General and administrative	7,559	1,756
Total stock-based compensation expense	$16,035	$3,021

In total, $0.5 million and $0.9 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the three months ended March 31, 2022 and 2021, respectively. An immaterial amount remained in inventory as of March 31, 2022.
Stock Options
A summary of stock option activity and related information for the three months ended March 31, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2022	9,163,160	$5.13	6.40
Granted	—	—
Exercised	(294,856)	0.38
Forfeited	(74,964)	11.77
Expired	(14,833)	15.61
Outstanding at March 31, 2022	8,778,507	$5.22	6.50
Exercisable at March 31, 2022	6,151,757	$2.89	5.70
Vested and expected to vest at March 31, 2022	8,778,507	$5.22	6.50
There were no stock options granted during the three months ended March 31, 2022.
As of March 31, 2022, there was approximately $12.3 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years, on a straight-line basis.
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
A summary of RSU activity and related information for the three months ended March 31, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	11,264,235	$14.62	$164,683
Granted	5,003,537	8.10	40,529
Vested	(930,493)	15.93	(14,823)
Forfeited	(5,204)	13.98	(73)
Outstanding, March 31, 2022	15,332,075	$12.41	$190,316

As of March 31, 2022, there was approximately $171.5 million of total unrecognized compensation cost related to outstanding RSUs.

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

Market-based performance-vesting RSU activity for the three months ended March 31, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	$3,335,300	$12.82	$42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2022	$3,335,300	$12.82	42,759
Operational-Based Performance-Vesting RSUs

In September 2021, the Company issued 1,597,272 operational-based performance-vesting RSUs that vest based on the satisfaction of both a continued employment condition and the achievement of certain performance goals including meeting certain annual revenue targets and product development milestones.

The grant date fair value of operational-based performance-vesting RSUs was estimated based on the fair value of the Company’s common stock on the date of grant. Compensation costs are recorded when achievement of the performance goals is determined to be probable.

Operations-based performance-vesting RSU activity for the three months ended March 31, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	1,597,272	$16.00	$25,556
Granted	—	—	—
Vested	(532,424)	16.00	(8,519)
Forfeited	—	—	—
Outstanding, March 31, 2022	1,064,848	$16.00	$17,037
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
The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$2,803	$13,031
Minus: Income allocated to participating securities	—	11,366
Net income (loss) attributable to common stockholders – basic	$2,803	$1,665

Plus: Income allocated to non-participating securities	—	525
Net income (loss) attributable to common stockholders - diluted	$2,803	$2,190

Denominator:
Basic weighted-average common shares outstanding	146,526,370	18,378,777
Dilutive potential common stock issuable:
Common stock warrants	72,395	73,804
Preferred stock warrants	—	74,149
Stock options	5,813,101	7,377,608
Restricted stock units	624,938	—
Diluted weighted-average shares outstanding	153,036,804	25,904,338

Net income (loss) attributable to common stockholders per share
Basic	$0.02	$0.09
Diluted	$0.02	$0.08
Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Stock options	2,701,855	2,926,821
Restricted stock units	9,634,182	—
Employee stock purchase plan – shares projected to be issued	110,935	—
Total	12,446,972	2,926,821
NOTE 14. INCOME TAXES

The Company’s effective income tax rate was 0% and 8.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 differed from the statutory tax rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets.

Refer to the Company’s financial statements included in its 2021 10-K for further information on income taxes.

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

The following table provides a reconciliation of the change in estimated warranty liabilities:

Amount
Balance, December 31, 2021	$4,865
Provision for warranties	1,211
Settlements	(841)
Balance, March 31, 2022	$5,235
Standby Letters of Credit

As of December 31, 2020, the Company was party to certain letters of credit, primarily related to a letter of credit with Comerica Bank as collateral required by one of the Company’s vendors. During the year ended December 31, 2021, the Company entered into a Revolving Credit Agreement with a capacity of $130.0 million and all but one of the letters of credits were no longer required by the counterparties. The one letter of credit, totaling $6.0 million, was re-issued under the Revolving Credit Agreement.

In May 2021, the Company repaid the debt outstanding under the Revolving Credit Agreement and terminated the agreement in June 2021. Upon agreement with East West Bank and the other lenders to the Revolving Credit Agreement, the Company kept in place its outstanding letter of credit in the amount of $6.0 million. The letter of credit was increased to $12.0 million in July 2021. In November 2021, East West Bank issued an additional letter of credit in the amount of $0.5 million. All other obligations under the Revolving Credit Agreement have otherwise been terminated. In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports. The Company also has outstanding letters of credit with Comerica Bank related to its real estate leases totaling $0.5 million as of March 31, 2022. All letters of credit are cash collateralized.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our Cue Health Monitoring System is designed to deliver a broad menu of tests through one system, enabling two major testing modalities, nucleic acid amplification, or NAAT, and immunoassays, in one device. Our system is designed to handle different sample types, including saliva, blood, urine and swabs, and can detect nucleic acids, small molecules, proteins and cells. We believe this will enable us to address many of the diagnostic tests conducted in clinical laboratories, such as tests addressing indications in respiratory health, sexual health, cardiac and metabolic health, women’s health, men’s health, and chronic disease management.
Initial Public Offering

The Company’s registration statement related to its initial public offering (“IPO”) was declared effective on September 23, 2021, and the Company’s common stock began trading on the Nasdaq Global Stock Market (“Nasdaq”) on September 24, 2021. On September 28, 2021, the Company completed its IPO of 14,375,000 shares of the Company common stock at an offering price of $16.00 per share, including 1,875,000 shares purchased pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of approximately $206.0 million after deducting underwriting commissions and legal, accounting, and consulting fees related to the IPO.

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

In December 2020, the FDA issued EUA for two COVID-19 vaccines and in February 2021, the FDA issued a third EUA for a COVID-19 vaccine. The widely-administered use of an efficacious vaccine or the availability of therapeutic treatments for COVID-19 may reduce the demand for our COVID-19 test and could cause the COVID-19 diagnostic testing market to fail to grow or to decline. However, we believe the need for ongoing detection and monitoring will continue even after effective vaccines have been widely distributed and administered. We also believe COVID-19 will remain endemic for the foreseeable future and demand for a fast and accurate test to confirm a diagnosis and seek timely and appropriate treatment may fluctuate based on COVID-19 infection rates and variants. Even while vaccine efforts are underway, public health measures, like testing, will likely need to stay in effect to protect against COVID-19. However, given the unpredictable nature of the COVID-19 pandemic, the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.

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

Expanding Our Customer Base

Following the completion of our obligations under the U.S. DoD Agreement in December 2021, the future commercial success of our diagnostic products is dependent on our ability to broaden our customer base beyond the U.S. government and public sector to include enterprise employers, healthcare providers and direct-to-consumer. As a result, our long term growth depends on our ability to renew and acquire new customers. Current key strategic relationships include BARDA, Google LLC, or Google, the Mayo Clinic, the National Basketball Association, and Henry Schein, Inc. We intend to leverage our success with our COVID-19 test and the expansion of our manufacturing capabilities to enable broad distribution of our Cue Readers and awareness of our platform across different groups of customers and to enhance pull-through of our future tests.

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
First Quarter 2022 Summary (on a comparative basis)
Key GAAP financial results for the three months ended March 31, 2022 were as follows as compared to the three months ended March 31, 2021:
•Revenue was $179.4 million compared to $64.5 million;
•Product gross margin was 51% compared to 53%;
•Net income was $2.8 million compared to $13.0 million and;
•Earnings per diluted share was $0.02 compared to $0.08

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$177,454	$64,499
Grant and other revenue	1,956	—
Total revenue	179,410	64,499
Operating costs and expenses:
Cost of product revenue(1)	86,697	30,035
Sales and marketing	34,168	430
Research and development	28,787	7,409
General and administrative	26,910	11,870
Total operating costs and expenses	176,562	49,744
Income from operations	2,848	14,755
Interest expense	(51)	(535)
Other income, net	6	37
Net income before income taxes	2,803	14,257
Income tax expense	—	1,226
Net income	$2,803	$13,031
Net income per share attributable to common stockholders – diluted	$0.02	$0.08
__________________
(1)Includes $9.6 million and $4.1 million of depreciation and amortization expense for the three months ended March 31, 2022 and 2021, respectively.
__________________

Comparison of the Three months ended March 31, 2022 and 2021
The following table sets forth a summary of our results of operations for the three months ended March 31, 2022 and 2021 and the changes between periods:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$177,454	$64,499	$112,955	175%
Grant and other revenue	1,956	—	1,956	n.m
Total revenue	179,410	64,499	114,911	178%
Operating costs and expenses:
Cost of product revenue	86,697	30,035	56,662	189%
Sales and marketing	34,168	430	33,738	7,846%
Research and development	28,787	7,409	21,378	289%
General and administrative	26,910	11,870	15,040	127%
Total operating costs and expenses	176,562	49,744	126,818	255%
Income from operations	2,848	14,755	(11,907)	(81%)
Interest expense	(51)	(535)	484	(90%)
Other income, net	6	37	(31)	(84%)
Net income before income taxes	2,803	14,257	(11,454)	(80)%
Income tax expense	—	1,226	(1,226)	n.m.
Net income	$2,803	$13,031	$(10,228)	(78)%
Net income per share attributable to common stockholders – diluted	$0.02	$0.08	$—	(78)%
n.m. = not meaningful

Revenue increased to $179.4 million in the three months ended March 31, 2022, from $64.5 million in the three months ended March 31, 2021. The increase was primarily due to the continued expansion of our customer base and increases in production capacity. Revenue during the three months ended March 31, 2022 was primarily driven by product sales to private sector customers of $175.8 million along with product sales to public sector clients of $1.6 million.
Cost of Product Revenue increased to $86.7 million in the three months ended March 31, 2022, from $30.0 million in the three months ended March 31, 2021. This increase was primarily due to a substantial increase in the sales of our products. Our product gross profit margin, or product gross profit as a percentage of product revenue was approximately 51% in the three months ended March 31, 2022 compared to approximately 53%, in the three months ended March 31, 2021. This decrease was primarily related to supply chain constraints and associated higher component, transport costs as well as customer mix.

Sales and Marketing Expense increased to $34.2 million in the three months ended March 31, 2022, from $0.4 million in the three months ended March 31, 2021. This increase related to increased sales and marketing personnel costs to support a broadening of our customer base, planned additions to our product offering and higher expenses related to our overall marketing and brand expansion efforts.
Research and Development Expense increased to $28.8 million in the three months ended March 31, 2022, from $7.4 million in the three months ended March 31, 2021. This increase was primarily driven by additional headcount, materials and other resource utilization associated with the expansion of our platform, including new test development and overall enhancement of our software platform for products under development, as well as costs related to clinical studies for 510(k) approval of our COVID-19 and influenza tests.
General and Administrative Expense increased to $26.9 million in the three months ended March 31, 2022 from $11.9 million in the three months ended March 31, 2021. This increase was primarily related to an increase in stock-based compensation expenses, headcount growth to support our overall expansion as well as accounting and other consulting-related costs to support our operations as a public company.
Interest Expense decreased to $0.1 million in the three months ended March 31, 2022 from $0.5 million in the three months ended March 31, 2021. This decrease was primarily driven by debt repayment activity in the prior year. Our interest expense prior to February 2021 primarily consisted of expense related to our prior loan and security agreement with Comerica Bank. In February 2021, we entered into the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, we repaid outstanding amounts of $5.4 million and terminated the 2015 Credit Agreement we initially entered into in May 2015. In May 2021, we repaid the outstanding balance under the Revolving Credit Agreement. In June 2021, we terminated the Revolving Credit Agreement.

Income Tax Expense was $0 in the three months ended March 31, 2022 compared to $1.2 million in the three months ended March 31, 2021, and our effective tax rate was 0% in the three months ended March 31, 2022, compared to 8.6% in the three months ended March 31, 2021. The fluctuation in our provision and effective tax rate was primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets. The tax expense recorded for the three months ended March 31, 2021 was related to deferred tax liabilities arising from accelerated depreciation deductions for federal tax purposes and current state income taxes in jurisdictions for which the Company did not have available tax attributes.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we held $426.5 million of cash and cash equivalents as a result of our IPO proceeds and other financing activities. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(dollars in thousands)	(unaudited)
Net cash, cash equivalents and restricted provided by (used in) operating activities	$31,521	$(35,113)
Net cash, cash equivalents and restricted cash used in investing activities	(14,055)	(31,841)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(873)	56,641
Net change in cash, cash equivalents and restricted cash	$16,593	$(10,313)

Cash Flows from Operating Activities
Net cash, cash equivalents and restricted cash provided by operating activities was $31.5 million in the three months ended March 31, 2022, primarily reflecting our net income of $2.8 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by depreciation and amortization expenses of $10.6 million and stock-based compensation expense of 16.0 million. The timing of our revenue and collections decreased our accounts receivable. Inventory increase was driven by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter.
Net cash, cash equivalents and restricted cash used in operating activities was $35.1 million in the three months ended March 31, 2021, primarily reflecting our net income of $13.0 million offset by increases in inventory and accounts receivable of $14.8 million and $9.4 million, respectively. In addition, there were decreases in accounts payable and deferred revenue of $14.8 million and $16.0 million, respectively. These fluctuations were due to the expansion of production facilities and increases in product revenue.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $14.1 million for the three months ended March 31, 2022, reflecting purchases of property and equipment of $12.8 million to expand our R&D and production capabilities. We also invested $1.3 million in the development of internal-use software related to COVID-19 Testing apps for commercial customers.
Net cash, cash equivalents and restricted cash used in investing activities was $31.8 million in the three months ended March 31, 2021, primary reflecting purchases of property and equipment of $30.5 million to expand our production capabilities of our COVID-19 Test Kits in relation to the U.S. DoD Agreement.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 of $0.9 million was primarily driven by $0.7 million in tax withholding on stock option exercises and RSU vesting and $0.7 million in payments for finance leases. These cash outflows were offset by proceeds of $0.3 million from stock options exercised.
Net cash, cash equivalents and restricted cash provided by financing activities was $56.6 million for the three months ended March 31, 2021, primarily reflecting proceeds received from the Revolving Credit Agreement in February 2021 partially offset by repayment of the borrowings under the 2015 Credit Agreement.
Commitments and Contingencies

See Note 15, Commitments and Contingencies, to our unaudited interim condensed financial statements included elsewhere in this quarterly report for a summary of our commitments as of March 31, 2022. Our material cash commitments at March 31, 2022 related to finance leases of manufacturing equipment totaling $6.5 million, real estate leases under non-cancelable operating lease agreements in the amount of $69.9 million, that expire at various dates through 2031 and a legal settlement of a contract dispute totaling $9.0 million, of which $4.5 million has not been paid. We expect to fund these commitments using our existing cash on hand.

As of March 31, 2022, we had outstanding letters of credit totaling $12.5 million with East West Bank. We also had outstanding letters of credit with Comerica Bank related to our real estate leases totaling $0.5 million. All letters of credit are cash collateralized and reflected on the balance sheet as restricted cash. In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company's critical accounting policies and estimates from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result our material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022.

Notwithstanding the identified material weaknesses, management believes the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2021, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements; and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. We have dedicated resources to capturing and documenting current state processes while identifying opportunities for process improvement. In addition, we continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and plan to significantly expand the size of the financial organization to help address these material weaknesses, while utilizing external advisor in the short term to bridge this gap. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION
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
Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than as set forth below:

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate continues to increase, such as increases in the costs of labor, it will likely affect all of our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Given our very short history of operating a business at commercial scale and our very recent rapid growth, we cannot assure you that we will be able to successfully forecast the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Failure to manage our growth could, among other things, result in increased costs, product quality and customer service issues, and hinder our ability to respond to competitive challenges. A failure in any one of these or other areas could make it difficult for us to meet market expectations for our products and could damage our reputation, which in turn could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2021, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements; and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. We have dedicated resources to capturing and documenting current state processes while identifying opportunities for process improvement. In addition, we continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and plan to significantly expand the size of the financial organization to help address these material weaknesses, while utilizing external advisor in the short term to bridge this gap. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

If we fail to remediate the identified material weaknesses or identify new misstatements or misclassifications by the time we have to issue our first Section 404(a) assessment on the effectiveness of our internal control over financial reporting, we will not be able to conclude that our internal control over financial reporting is effective, which may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

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

Furthermore, in the last twelve months we have experienced significant growth and have hired a large number of employees to support such growth. Rapid expansion in personnel could mean that less experienced people are performing important functions within our company, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, we may not be able to maintain the quality of our products or satisfy customer demand and our business may otherwise be materially harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On September 28, 2021, we completed our IPO, in which we sold 14,375,000 shares of our common stock at an offering price of $16.00 per share, including 1,875,000 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $206.0 million after deducting underwriting commissions and legal, accounting, and consulting fees related to the IPO. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333259250), which was declared effective by the SEC on September 23, 2021. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Cowen and Company, LLC.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of March 31, 2022, we have paid approximately $24.0 million of expenses incurred in connection with our IPO and no further expenses in connection with our IPO are expected.

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
Date: May 11, 2022

By: /s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John Gallagher
John Gallagher
Chief Financial Officer
(Principal Financial and Accounting Officer)