Form 10-Q
period 2022-06-30
Cue Health Inc.
filed 2022-08-10
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 2, 2022 the registrant had 148,073,100 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Cue Health Inc.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts and share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$363,124	$409,873
Restricted cash	1,334	13,837
Accounts receivable, net	54,008	104,589
Inventories	139,047	88,388
Prepaid expenses	50,436	45,889
Other current assets	12,186	7,446
Total current assets	620,135	670,022
Property and equipment, net	190,131	177,456
Operating lease right-of-use assets	85,971	79,474
Intangible assets, net	10,936	7,673
Other non-current assets	6,902	5,435
Total assets	$914,075	$940,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,351	$37,208
Accrued liabilities and other current liabilities	75,820	29,498
Income taxes payable	—	8,297
Deferred revenue, current	85,576	82,165
Operating lease liabilities, current	7,679	7,147
Finance lease liabilities, current	2,605	2,621
Total current liabilities	210,031	166,936
Deferred revenue, net of current portion	10,283	10,283
Operating leases liabilities, net of current portion	46,455	46,464
Finance lease liabilities, net of current portion	1,990	3,271
Other non-current liabilities	4,943	6,356
Total liabilities	273,702	233,310
Commitments and contingencies (Note 15)
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 147,834,377 and 146,402,991 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	760,637	730,767
Accumulated deficit	(120,265)	(24,018)
Total stockholders’ equity	640,373	706,750
Total liabilities and stockholders’ equity	$914,075	$940,060
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue	$84,351	$137,423	$261,805	$201,922
Grant and other revenue	3,349	—	5,305	—
Total revenue	87,700	137,423	267,110	201,922

Operating costs and expenses:
Cost of product revenue	101,898	55,142	188,595	85,177
Sales and marketing	16,971	1,529	51,139	1,959
Research and development	44,000	4,662	72,787	12,071
General and administrative	25,411	11,382	52,321	23,252
Restructuring expense	1,883	—	1,883	—
Total operating costs and expenses	190,163	72,715	366,725	122,459
(Loss) income from operations	(102,463)	64,708	(99,615)	79,463

Interest expense	(16)	(9,429)	(67)	(9,964)
Change in fair value of redeemable convertible preferred stock warrants	—	(190)	—	(190)
Change in fair value of convertible notes	—	(23,254)	—	(23,254)
Other income, net	43	24	49	61
Net (loss) income before income taxes	(102,436)	31,859	(99,633)	46,116

Income tax (benefit) expense	(3,386)	12,050	(3,386)	13,276
Net (loss) income	$(99,050)	$19,809	$(96,247)	$32,840
Net (loss) income per share attributable to common stockholders – basic	$(0.67)	$0.14	$(0.65)	$0.23
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – basic	147,498,162	18,822,474	147,014,951	18,617,247
Net (loss) income per share attributable to common stockholders – diluted	$(0.67)	$0.14	$(0.65)	$0.22
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – diluted	147,498,162	26,241,564	147,014,951	26,036,337
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2022	146,958,296	$1	$746,352	$(21,215)	$725,138
Exercise of common stock options	219,960	—	242	—	242
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	—	—	(2,749)	—	(2,749)
Shares issued from restricted stock units	656,121	—	—	—	—
Stock-based compensation	—	—	16,792	—	16,792
Net loss	—	—	—	(99,050)	(99,050)
Balance at June 30, 2022	147,834,377	$1	$760,637	$(120,265)	$640,373

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	28,618,529	$—	$12,135	$(97,405)	$(85,270)
Exercise of common stock options	—	—	—	—	—	—	425,957	—	227	—	227
Exercise of common stock warrant	—	—	—	—	—	—	84,118	—	77	—	77
Stock-based compensation expense from issuance of a fully vested warrant to vendor	—	—	—	—	—	—	—	—	1,239	—	1,239
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	—	—	—	—	2,569	—	2,569
Net income	—	—	—	—	—	—	—	—	—	19,809	19,809
Balance at June 30, 2021	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	29,128,604	$—	$16,264	$(77,596)	$(61,332)
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options	514,191	—	512	—	512
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	—	—	(3,468)	—	(3,468)
Shares issued from restricted stock units	917,195	—	—	—	—
Stock-based compensation	—	—	32,826	—	32,826
Net loss	—	—	—	(96,247)	(96,247)
Balance at June 30, 2022	147,834,377	$1	$760,637	$(120,265)	$640,373

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)
Exercise of common stock warrant	—	—	—	—	—	—	84,118	—	77	—	77
Exercise of common stock options	—	—	—	—	—	—	1,048,706	—	258	—	258
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	63	—	63
Stock-based compensation expense from issuance of a fully vested warrant to vendor	—	—	—	—	—	—	—	—	1,239	—	1,239
Stock-based compensation	—	—	—	—	—	—	—	—	5,591	—	5,591
Net income	—	—	—	—	—	—	—	—	—	32,840	32,840
Balance at June 30, 2021	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	29,128,604	$—	$16,264	$(77,596)	$(61,332)
The accompanying notes are an integral part of these condensed financial statements.

Cue Health Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(96,247)	$32,840
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash used in operations
Depreciation and amortization	21,585	14,500
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	190
Change in fair value of convertible notes	—	23,254
Stock-based compensation expense	32,826	6,830
Loss on extinguishment of debt	—	1,998
Non-cash lease expense	4,017	1,822
Convertible notes issuance costs	—	6,000
Deferred income taxes	(2,214)	588
Non-cash interest expense	176	230
Inventory reserve (see Note 4, Inventories)	30,581	—
Product warranty reserve (see Note 4, Inventories)	12,263	—
Changes in operating assets and liabilities:
Accounts receivable	50,581	(36,109)
Inventories	(81,240)	(26,421)
Prepaid expenses and other current assets	(5,990)	(22,818)
Other non-current assets	(1,094)	(676)
Operating lease right-of-use assets	(7,853)	—
Accounts payable, accrued liabilities and other current liabilities	32,428	11,473
Income taxes payable	(11,546)	—
Deferred revenue	3,411	(42,602)
Operating lease liabilities	(2,089)	(8,911)
Interest on finance leases	94	—
Net cash, cash equivalents and restricted cash used in operating activities	(20,311)	(37,812)
Cash flows from investing activities
Purchase of property and equipment	(30,781)	(56,545)
Expenditures for software development	(3,899)	(2,351)
Net cash, cash equivalents and restricted cash used in investing activities	(34,680)	(58,896)
Cash flows from financing activities
Proceeds from convertible notes	—	235,480
Payments of issuance costs of convertible notes	—	(6,000)
Proceeds from exercise of common stock options	512	258
Proceeds from exercise of common stock warrant	—	77
Payments of issuance costs of public offering	—	(1,610)
Proceeds from debt	—	82,250
Tax withholding on exercise of stock options	(3,468)	—
Proceeds from employee stock purchase plan activity	685	—
Debt issuance and prepayment costs	(599)	(2,128)
Repayment of debt	—	(87,684)

Payments for finance leases	(1,391)	(864)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(4,261)	219,779

Net change in cash, cash equivalents and restricted cash	(59,252)	123,071
Cash, cash equivalents and restricted cash, beginning balance	423,710	129,255
Cash, cash equivalents and restricted cash, ending balance	$364,458	$252,326
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$363,124	$246,326
Restricted cash, current	1,334	6,000
Total cash, cash equivalents and restricted cash	$364,458	$252,326

Supplemental disclosure for cash flow information
Cash paid for interest	$23	$760
Supplemental disclosure for non-cash investing and financing matters
Early exercised stock options liability	$—	$63
Right-of-use assets obtained in exchange for lease obligations	$2,611	$38,717
Prepaid rent reclassified to right-of-use assets	$50	$15,966
Purchase of property and equipment included in accounts payable	$8,150	$11,618
Initial public offering costs included in accounts payable	$—	$2,301
Software development costs included in accounts payable	$704	$—
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
Basis of Presentation
The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and notes thereto for the year ended December 31, 2021. The unaudited interim condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and, in the opinion of management, include all adjustments necessary for the fair statement of the Company’s financial position for the periods presented. All such adjustments are of a normal, recurring nature. Certain disclosures have been condensed or omitted from the interim condensed financial statements. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.
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

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, net accounts receivable, equity-based compensation expense, product warranty reserve, the usage and recoverability of its inventories and long-lived assets and net deferred tax assets (and related valuation allowance). The

Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision-maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. The majority of revenue to date is from customers located in the United States and the majority of long-lived assets are located in the United States. The Company had an immaterial amount of revenue from customers located in Canada and Singapore and an immaterial amount of long-lived assets are located in Mexico.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. ASU 2020-06 is effective for reporting periods beginning after December 15, 2023 with early adoption permitted for reporting periods beginning after December 15, 2020. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. The standard did not have a material impact on the financial statements for the six months ended June 30, 2022.

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
NOTE 3. REVENUE
Product Revenue
Disaggregation of the product revenue by type of customer for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Public sector entities	$3,823	$105,029	$5,433	$167,120
Private sector customers	80,528	32,394	256,372	34,802
Total product revenue	$84,351	$137,423	$261,805	$201,922
Product revenue for the three and six months ended June 30, 2022 includes an immaterial amount of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.
The following table sets forth the Company’s product gross profit and product gross profit (loss) margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$84,351	$137,423	$261,805	$201,922
Cost of product revenue	101,898	55,142	188,595	85,177
Product gross profit (loss)	$(17,547)	$82,281	$73,210	$116,745
Product gross profit (loss) margin	(21)%	60%	28%	58%

During the three and six months ended June 30, 2022, the Company recorded a charge of $42.8 million (the “inventory charge”) primarily related to excess and obsolescent inventory that is reflected within the cost of product revenue line item of the condensed statements of operations. This charge is primarily related to an overbuild of inventory and, in addition, identification of certain products which are not expected to perform in line with the Company’s quality standards. Of the $42.8 million charge, $30.6 million was recorded to inventory reserve and $12.3 million was recorded to product warranty reserve.

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
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Net contract assets were $1.6 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively, and were recorded in other current assets on the balance sheets.
Contract liabilities primarily relate to the U.S. DoD Advance and payments received from customers in advance of performance under the contracts. Contract liabilities are recorded in current and non-current deferred revenue on the balance sheets. The activity related to contract liabilities for the six months ended June 30, 2022 is as follows:

Amount
Balance at December 31, 2021	$92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	3,411
Revenue recognized related to contract liability balance at the beginning of the period	—
Balance at June 30, 2022	$95,859
Grant and Other Revenue
Grant and other revenue relate to a cost reimbursement agreement with the Biomedical Advanced Research and Development Authority (“BARDA”). The Company generated $3.3 million and $5.3 million of revenue related to the agreement with BARDA during the three and six months ended June 30, 2022, respectively. The Company generated $0 of revenue related to the agreement with BARDA during the three and six months ended June 30, 2021.

Accounts Receivable
The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to accounts receivable and is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $0.8 million and $0.3 million, respectively.

NOTE 4. INVENTORIES
As of June 30, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$87,092	$46,273
Work-in-process	11,218	10,920
Finished goods	73,670	33,863
Reserve	(32,933)	(2,668)
Total inventories	$139,047	$88,388
During the three and six months ended June 30, 2022, the Company recorded a charge of $42.8 million primarily related to excess and obsolescent inventory that is reflected within the cost of product revenue line item of the condensed statements of operations. This charge is primarily related to an overbuild of inventory and, in addition, identification of certain products which are not expected to perform in line with the Company’s quality standards. Of the $42.8 million charge, $30.6 million was recorded to inventory reserve and $12.3 million was recorded to product warranty reserve.
NOTE 5. PREPAID EXPENSES
As of June 30, 2022 and December 31, 2021, the Company’s prepaid expenses consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expense	$34,720	$30,153
Prepaid inventory	15,716	15,736
Total prepaid expenses	$50,436	$45,889
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of June 30, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Construction in progress	$21,635	$4,082
Machinery and equipment	207,091	195,001
Leasehold improvements	21,703	19,302
Furniture and fixtures	1,597	740
Property and equipment	252,026	219,125
Accumulated depreciation and amortization	(61,895)	(41,669)
Total property and equipment, net	$190,131	$177,456

Depreciation and amortization expense related to property and equipment was $10.2 million and $8.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $20.2 million and $12.8 million for the six months ended June 30, 2022 and 2021, respectively. The carrying value of assets under finance leases within property and equipment as of June 30, 2022 and December 31, 2021 was $8.5 million and $9.8 million, respectively.

NOTE 7. INTANGIBLE ASSETS
As of June 30, 2022 and December 31, 2021, the Company’s intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Capitalized software	$13,582	$5,638
Accumulated amortization	(3,408)	(2,067)
Capitalized software, net	10,174	3,571
In-process software development	762	4,102
Total intangible assets	$10,936	$7,673
Amortization expense related to intangible assets placed in service was $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Amortization expense related to intangible assets placed in service was $1.5 million and $1.7 million for the three and six months ended June 30, 2021, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2022 (excluding the six months ended June 30, 2022)	$1,789
2023	3,578
2024	3,137
2025	1,670
Total amortization expense	$10,174
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
There were no new material leases entered into during the three and six months ended June 30, 2022.
The right-of-use assets and lease liabilities recognized on the Company’s balance sheet as of June 30, 2022 and December 31, 2021 were as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$85,971	$79,474
Right-of-use assets finance leases	Property and equipment, net	8,543	9,821
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	7,679	7,147
Finance lease liabilities (current)	Finance lease liabilities, current	2,605	2,621
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	46,455	46,464
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	1,990	3,271

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,795	$388	$5,557	$2,967
Finance lease cost:
Amortization of right-of-use assets	640	80	1,279	706
Interest on lease liabilities	43	18	94	100
Total lease cost	$3,478	$486	$6,930	$3,773
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued purchases (1)	$20,374	$285
Accrued payroll and benefits	19,144	13,693
Accrued expenses	10,835	6,371
Accrued sales tax	8,011	4,284
Product warranty reserve (See Note 15. Commitments and Contingencies)	15,812	4,865
Restructuring accrual	1,644	—
Total accrued liabilities and other current liabilities	$75,820	$29,498
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
In May 2021, the Company repaid $63.2 million of debt outstanding under the Revolving Credit Agreement with a portion of the proceeds from the issuance and sale of Convertible Notes. In June 2021, the Company terminated the Revolving Credit Agreement and was required to pay a fee equal to 1.00% of the amount of the outstanding revolving commitment. The Company also wrote-off issuance costs of $0.7 million for a total loss on extinguishment of debt of $2.0 million. These amounts were recorded in loss on extinguishment of debt in the statements of operations during the six months ended June 30, 2021. Upon agreement with East West Bank and the other lenders to the Revolving Credit Agreement, the Company kept in place its outstanding letter of credit in the amount of $12.0 million, which was cash collateralized. In November 2021, East West Bank issued to us an additional letter of credit in the amount of $0.5 million. All other obligations under the Revolving Credit Agreement have otherwise been terminated.
Convertible Notes
In May 2021, the Company issued and sold convertible promissory notes (“Convertible Notes”) with a principal amount of $235.5 million. The Company recorded a loss of $23.3 million related to the change in estimated fair value of the Convertible Notes in its statement of operations for the six months ended June 30, 2021. All of the Convertible Notes were converted upon the IPO, which was a qualified conversion event. The Convertible Notes’ principal amount of $235.5 million and accrued interest of $2.8 million was converted into 18,611,914 shares of common stock at a fair value of $297.8 million using a 20% discount to the initial public offing price of $16.00 per share. The Company no longer had outstanding Convertible Notes as of December 31, 2021.
Secured Revolving Facility Agreement
On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of June 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance will be amortized over two years and is classified in other non-current assets since no funds were drawn on the 2022 Revolving Facility Agreement.
The revolving loans are available subject to the Company maintaining an asset coverage ratio of not less than 1.20 to 1.00, measured as (x) the sum of specified cash and cash equivalents subject to liens in favor of Agent plus 80% of eligible accounts receivable less the amount of the Company’s outstanding sales tax liability to (y) the principal amount of the outstanding obligations under the 2022 Revolving Facility Agreement. The revolving commitments terminate and the principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due and payable on June 30, 2024.
The revolving loans accrue interest at the greater of the prime rate and 3.50%. Interest on the revolving loans is payable monthly in arrears. The Company may borrow, prepay and reborrow revolving loans, without premium or penalty. The Company is required to pay a prepayment fee of 1.0% if the revolving commitments are terminated prior to the maturity date. The Company is also obligated to pay other customary fees for a loan facility of this size and type.
The Company’s obligations under the 2022 Revolving Facility Agreement are secured by substantially all of the Company’s assets, and will be guaranteed by, and secured by substantially all of the assets of, its future domestic subsidiaries. As of the closing date, there were no guarantors.
The 2022 Revolving Facility Agreement requires the Company to maintain a current ratio of not less than 1.20 to 1.00, measured quarterly. The 2022 Revolving Facility Agreement also requires the Company to maintain at least six months remaining liquidity, determined as set forth in the 2022 Revolving Facility Agreement. Additionally, the 2022 Revolving Facility Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.
The events of default under the 2022 Revolving Facility Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, the occurrence of a material adverse effect, a change of control and judgment defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2022 Revolving Facility Agreement, the termination of the lenders’ commitments, a 2% increase in the applicable rate of interest and the exercise by Agent and the lenders of other rights and remedies provided for under the 2022 Revolving Facility Agreement or applicable law.
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
Common Stock Warrants

As of June 30, 2022, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2021.
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
2021 Stock Incentive Plan
In September 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”) under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The 2021 Plan initially authorized the issuance of a maximum of 22,399,691 shares of common stock. The number of shares of common stock available for issuance under the 2021 Plan were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 5% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) the number of shares of the Company's common stock determined by the Company's board of directors. As of June 30, 2022, 5,879,440 shares of common stock were available for issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The 2021 ESPP initially allowed for the sale of 2,834,754 shares of common stock. The number of shares of the Company's common stock to be sold under the 2021 ESPP were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 8,504,263 shares, (ii) 1% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) a number of shares of the Company's common stock determined by the Company's board of directors. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date. As of June 30, 2022, 4,298,784 shares of common stock were available for sale under the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenues	$885	$343	$1,402	$1,197
Sales and marketing	2,464	11	5,277	26
Research and development	6,423	194	11,568	590
General and administrative	7,020	2,021	14,579	3,778
Total stock-based compensation expense	$16,792	$2,569	$32,826	$5,591

In total, $0.9 million and $1.4 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the three and six months ended June 30, 2022, respectively. An immaterial amount remained in inventory as of June 30, 2022.

Stock Options
A summary of stock option activity and related information for the six months ended June 30, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2022	9,163,160	$5.13	6.40
Granted	—	—
Exercised	(515,705)	0.55
Forfeited	(133,951)	13.24
Expired	(49,766)	13.99
Outstanding at June 30, 2022	8,463,738	$5.23	6.29
Exercisable at June 30, 2022	6,203,101	$3.20	5.53
Vested and expected to vest at June 30, 2022	8,463,738	$5.23	6.29
There were no stock options granted during the six months ended June 30, 2022.
As of June 30, 2022, there was approximately $10.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years, on a straight-line basis.
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
A summary of RSU activity and related information for the six months ended June 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	11,264,235	$14.62	$164,683
Granted	7,159,719	7.50	53,698
Vested	(1,507,394)	14.80	(22,309)
Forfeited	(88,848)	8.98	(798)
Outstanding, June 30, 2022	16,827,712	$11.60	$195,274
As of June 30, 2022, there was approximately $160.1 million of total unrecognized compensation cost related to outstanding RSUs.
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
Market-based performance-vesting RSU activity for the six months ended June 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	$3,335,300	$12.82	$42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2022	$3,335,300	$12.82	42,759
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

Operations-based performance-vesting RSU activity for the six months ended June 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	1,597,272	$16.00	$25,556
Granted	—	—	—
Vested	(532,424)	16.00	(8,519)
Forfeited	—	—	—
Outstanding, June 30, 2022	1,064,848	$16.00	$17,037
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

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(99,050)	$19,809	$(96,247)	$32,840
Minus: Income allocated to participating securities	—	17,087	—	28,565
Net (loss) income attributable to common stockholders – basic	$(99,050)	$2,722	$(96,247)	$4,275

Plus: Income allocated to non-participating securities	—	838	—	1,332
Net (loss) income attributable to common stockholders - diluted	$(99,050)	$3,560	$(96,247)	$5,607

Denominator:
Basic weighted-average common shares outstanding	147,498,162	18,822,474	147,014,951	18,617,247
Dilutive potential common stock issuable:
Common stock warrants	—	89,551	—	89,551
Preferred stock warrants	—	74,149	—	74,149
Stock options	—	7,255,390	—	7,255,390
Restricted stock units	—	—	—	—
Diluted weighted-average shares outstanding	147,498,162	26,241,564	147,014,951	26,036,337

Net (loss) income attributable to common stockholders per share
Basic	$(0.67)	$0.14	$(0.65)	$0.23
Diluted	$(0.67)	$0.14	$(0.65)	$0.22
In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	8,463,738	2,838,421	8,463,738	2,838,421
Restricted stock units	16,827,712	—	16,827,712	—
Employee stock purchase plan – shares projected to be issued	148,963	—	148,963	—
Total	25,440,413	2,838,421	25,440,413	2,838,421
NOTE 14. INCOME TAXES
The Company’s effective income tax rate for the three and six months ended June 30, 2022 was 3.3% and 3.4%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2021 was 37.8% and 28.8%.

The effective tax rate for the six months ended June 30, 2022, differs from the statutory rate due to changes in the amount of the valuation allowance recorded against the Company’s deferred tax assets and the impact of certain state tax credits recorded in the period ended June 30, 2022.

The effective tax rate for the six months ended June 30, 2021, differs from the statutory rate due to changes in the valuation allowance, certain non-deductible expenses, and state income taxes.

During the six months ended June 30, 2022, the Company completed the application process to obtain income tax credits from the state of California related to the California Competes program and recorded a benefit of approximately $1.7 million.

During the six months ended June 30, 2022, the Company recorded amounts related to uncertain tax positions of approximately $0.3 million.
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
The following table provides a reconciliation of the change in estimated warranty liabilities:

Amount
Balance, December 31, 2021	$4,865
Provision for warranties	6,496
Provision for warranties related to the inventory charge (see Note 4, Inventories)	12,263
Settlements	(7,812)
Balance, June 30, 2022	$15,812
Restructuring

Restructuring actions were taken in the second quarter of 2022 in order to reduce costs and improve operations and manufacturing efficiency. As a result of these actions, for the three and six months ended June 30, 2022, the Company recorded $1.9 million of charges, which were reported as restructuring expense in the accompanying condensed statements of operations. This was accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As of June 30, 2022, $1.6 million of the charges were unpaid which is included within accrued liabilities and other current liabilities in the accompanying condensed balance sheets.

Standby Letters of Credit
During the year ended December 31, 2021, the Company was party to certain letters of credit, primarily related to a letter of credit with Comerica Bank as collateral required by one of the Company’s vendors. During the year ended

December 31, 2021, the Company entered into a Revolving Credit Agreement with a capacity of $130.0 million and all but one of the letters of credits were no longer required by the counterparties. The one letter of credit, totaling $6.0 million, was re-issued under the Revolving Credit Agreement.
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

On June 30, 2022, these letters of credit were re-issued under the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of June 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million.

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of June 30, 2022. The Company also has outstanding cash collateralized letters of credit with Comerica Bank related to its real estate leases totaling $0.5 million as of June 30, 2022.
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
Certain Key Factors Affecting Our Performance
Manufacturing Capacity
We manufacture all of our Cue Cartridges in our vertically integrated facilities in San Diego, California. We also produce all of our biochemistry in-house, including critical enzymes, antibodies and primers for our Cue Cartridges. Production of our Cue Readers is performed for us by third-party contract manufacturers and production of our Cue Wands is performed by third-party contract manufacturers. We continue to optimize our manufacturing capabilities, including our fully automated production pods. A production pod is a free standing, modular environmentally controlled structure containing an automated cartridge production line. Our performance will depend on our ability to manufacture products efficiently at the quantities required to meet customer demand and quality to meet our internal standards.
Investments in Our Growth
We expect to make continued investments in our business to drive growth and to deliver our business strategies. We plan to invest in sales and marketing to drive demand for our products and services as well as research and development to enhance our platform and bring additional tests to market. We also intend to continue to invest in our supply chain and logistics operations to meet customer demand. As we continue to scale our business, we expect to hire additional personnel and incur additional expenses, including those expenses in connection with our becoming a public company.
Expanding Our Customer Base

Following the completion of our obligations under the U.S. DoD Agreement in December 2021, the future commercial success of our diagnostic products is dependent on our ability to broaden our customer base beyond the U.S. government and public sector to include enterprise employers, healthcare providers and direct-to-consumer. As a result, our long term growth depends on our ability to renew and acquire new customers. Current key strategic relationships include BARDA, Google LLC, or Google, the Mayo Clinic, the National Basketball Association, Major League Baseball, and Henry Schein, Inc. We intend to leverage our success with our COVID-19 test and the expansion of our manufacturing capabilities to enable broad distribution of our Cue Readers and awareness of our platform across different groups of customers and to enhance pull-through of our future tests.
Enhancing and Expanding Our Menu of Tests and Software Capabilities
Currently, our only commercially available test is our molecular COVID-19 test. A key part of our growth strategy is to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. As we continue to develop and expand our menu of tests, we have made, and will continue to make, significant investments in our business, particularly in research and development, sales and marketing and the hiring of additional personnel. Investing in research and development will allow us to develop new tests as well as enhance our current product offerings and our Cue Integrated Care Platform. To build out our menu of tests and bring additional products to market, we will need to hire additional personnel, such as engineers and researchers, as well as develop robust sales and marketing and customer support teams to be able to sell our products. We have filed de novo submission to the FDA for full clearance of our molecular COVID-19 test.
Regulatory Clearance of Our Diagnostic Products
Our commercial success will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory clearances, approvals or authorizations for existing or new product offerings by us, product enhancements, or additions to our proprietary intellectual property portfolio. While we have received two EUAs for our COVID-19 test, a CE mark in the European Union, an Interim Order authorization from Health Canada, regulatory approval from CDSCO, authorization from Singapore Health Sciences Authority, and registration with the Qatar Ministry of Health, our COVID-19 test has not been FDA cleared or approved and is only authorized for emergency use during the declaration that circumstances exist justifying the authorization of emergency use, and this declaration could be terminated, or our authorization could be revoked in the future. We will need to seek additional regulatory approval for our COVID-19 test if the EUA declaration or Interim Order is terminated or otherwise revised or revoked, and we will need to seek regulatory authorization, clearance or approval for our other diagnostic products in development. In addition, we will not be able to commercialize any other tests for our platform unless we obtain required regulatory clearances or other necessary approvals or authorizations. As such, our ability to navigate, obtain and maintain the required regulatory clearances, approvals or authorizations, as well as comply with other regulatory requirements, for our products will in part drive our results of operations and impact our business.
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
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$84,351	$137,423	$261,805	$201,922
Grant and other revenue	3,349	—	5,305	—
Total revenue	87,700	137,423	267,110	201,922
Operating costs and expenses:
Cost of product revenue	101,898	55,142	188,595	85,177
Sales and marketing	16,971	1,529	51,139	1,959
Research and development	44,000	4,662	72,787	12,071
General and administrative	25,411	11,382	52,321	23,252
Restructuring expense	1,883	—	1,883	—
Total operating costs and expenses	190,163	72,715	366,725	122,459
(Loss) Income from operations	(102,463)	64,708	(99,615)	79,463
Interest expense	(16)	(9,429)	(67)	(9,964)
Change in fair value of redeemable convertible preferred stock warrants	—	(190)	—	(190)
Change in fair value of convertible notes	—	(23,254)	—	(23,254)
Other income, net	43	24	49	61
Net (loss) income before income taxes	(102,436)	31,859	(99,633)	46,116
Income tax (benefit) expense	(3,386)	12,050	(3,386)	13,276
Net (loss) income	$(99,050)	$19,809	$(96,247)	$32,840
Net (loss) income per share attributable to common stockholders – diluted	$(0.67)	$0.14	$(0.65)	$0.22

Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth a summary of our results of operations for the three months ended June 30, 2022 and 2021 and the changes between periods:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$84,351	$137,423	$(53,072)	(39)%
Grant and other revenue	3,349	—	3,349	n.m
Total revenue	87,700	137,423	(49,723)	(36%)
Operating costs and expenses:
Cost of product revenue	101,898	55,142	46,756	85%
Sales and marketing	16,971	1,529	15,442	1,010%
Research and development	44,000	4,662	39,338	844%
General and administrative	25,411	11,382	14,029	123%
Restructuring expense	1,883	—	1,883	n.m
Total operating costs and expenses	190,163	72,715	117,448	162%
(Loss) Income from operations	(102,463)	64,708	(167,171)	(258%)
Interest expense	(16)	(9,429)	9,413	(100%)
Change in fair value of redeemable convertible preferred stock warrants	—	(190)	190	(100%)
Change in fair value of convertible notes	—	(23,254)	23,254	(100%)
Other income, net	43	24	19	79%
Net (loss) income before income taxes	(102,436)	31,859	(134,295)	(422)%
Income tax (benefit) expense	(3,386)	12,050	(15,436)	(128)%
Net (loss) income	$(99,050)	$19,809	$(118,859)	(600)%
Net (loss) income per share attributable to common stockholders – diluted	$(0.67)	$0.14	$(0.81)	(595)%
n.m. = not meaningful
Revenue was $87.7 million in the three months ended June 30, 2022, compared to $137.4 million in the three months ended June 30, 2021. The decrease was primarily due to the completion of our obligations under the U.S. DoD Agreement in December 2021 which was offset by an increase in sales to private customers. Revenue during the three months ended June 30, 2022 was primarily driven by product sales to private sector customers of $80.5 million along with product sales to public sector clients of $3.8 million.
Cost of Product Revenue was $101.9 million in the three months ended June 30, 2022, compared to $55.1 million in the three months ended June 30, 2021. This increase was primarily due to the inventory charge of $42.8 million. Our product gross profit margin, or product gross profit as a percentage of product revenue, was a loss of approximately 21% in the three months ended June 30, 2022 compared to approximately 60%, in the three months ended June 30, 2021. This decrease was primarily due to the inventory charge, as well as supply chain constraints and associated higher component, transport costs, customer mix and a reduction in overall production volume relative to our manufacturing capacity.
Sales and Marketing Expense was $17.0 million in the three months ended June 30, 2022, compared to $1.5 million in the three months ended June 30, 2021. This increase related to increased sales and marketing personnel costs to support a broadening of our customer base, planned additions to our product offering and higher expenses related to our overall marketing and brand expansion efforts.
Research and Development Expense was to $44.0 million in the three months ended June 30, 2022, compared to $4.7 million in the three months ended June 30, 2021. This increase was primarily driven by additional headcount, materials and other resource utilization associated with the expansion of our platform, including new test development and overall enhancement of our software platform for products under development, as well as costs related to the clinical studies conducted for our submissions to the FDA requiring 510(k) clearances for of our COVID-19 and influenza tests and EUA of our COVID-19 / influenza multiplex test.
General and Administrative Expense was $25.4 million in the three months ended June 30, 2022 compared to $11.4 million in the three months ended June 30, 2021. This increase was primarily related to an increase in stock-based compensation expenses, headcount growth to support our overall expansion as well as accounting and other consulting-related costs to support our operations as a public company.
Interest Expense was $0.0 million in the three months ended June 30, 2022 compared to $9.4 million in the three months ended June 30, 2021. This decrease was primarily driven by debt repayment activity in the prior year. Our interest expense prior to February 2021 primarily consisted of expense related to our prior loan and security agreement with Comerica Bank. In February 2021, we entered into the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, we repaid outstanding amounts of $5.4 million and terminated the 2015 Credit Agreement we initially entered into in May 2015. In May 2021, we repaid the outstanding balance under the Revolving Credit Agreement. In June 2021, we terminated the Revolving Credit Agreement.
Change in Fair Value of Convertible Notes was $0 and $23.3 million in the three months ended June 30, 2022 and 2021, respectively reflecting fair value adjustments associated with the Convertible Notes issued by us in May 2021. We did not incur any gains or losses associated with changes in fair value of the Convertible Notes during the three months ended June 30, 2022 as the Convertible Notes were not outstanding during that period.
Income Tax (Benefit) Expense was $(3.4) million in the three months ended June 30, 2022 compared to $12.1 million in the three months ended June 30, 2021. Our effective tax rate was a benefit of 3.3% in the three months ended June 30, 2022, compared to 37.8% in the three months ended June 30, 2021. The fluctuation in our provision/(benefit) and effective tax rate was primarily due to the net pre-tax loss generated by the Company during the three months ended June 30, 2022, and the benefit from the approval of the California Competes state income tax credits. The tax expense recorded for the three months ended June 30, 2021 was primarily related to the tax liability arising from income from operations which exceeded available net operating loss carryforwards and the discrete impact of the non-deductible items.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table sets forth a summary of our results of operations for the six months ended June 30, 2022 and 2021 and the changes between periods:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$261,805	$201,922	$59,883	30%
Grant and other revenue	5,305	—	5,305	n.m
Total revenue	267,110	201,922	65,188	32%
Operating costs and expenses:
Cost of product revenue	188,595	85,177	103,418	121%
Sales and marketing	51,139	1,959	49,180	2,510%
Research and development	72,787	12,071	60,716	503%
General and administrative	52,321	23,252	29,069	125%
Restructuring expense	1,883	—	1,883	n.m
Total operating costs and expenses	366,725	122,459	244,266	199%
(Loss) income from operations	(99,615)	79,463	(179,078)	(225)%
Interest expense	(67)	(9,964)	9,897	(99)%
Change in fair value of redeemable convertible preferred stock warrants	—	(190)	190	(100)%
Change in fair value of convertible notes	—	(23,254)	23,254	(100)%
Other income (expense), net	49	61	(12)	(20)%
Net (loss) income before income taxes	(99,633)	46,116	(145,749)	(316)%
Income tax (benefit) expense	(3,386)	13,276	(16,662)	(126)%
Net (loss) income	$(96,247)	$32,840	$(129,087)	(393)%
Net (loss) income per share attributable to common stockholders – diluted	$(0.65)	$0.22	$(0.87)	(404)%
n.m. = not meaningful
Revenue was $267.1 million in the six months ended June 30, 2022, compared to $201.9 million in the six months ended June 30, 2021. This increase was due to expansion of our customer base and increases in production capacity. Revenue during the six months ended June 30, 2022 was primarily driven by product sales to private sector customers of $256.4 million along with product sales to public sector clients of $5.4 million.
Cost of Product Revenue was $188.6 million in the six months ended June 30, 2022, compared to $85.2 million in the six months ended June 30, 2021. This increase was driven by an increase in the sales of our products as well as due to the inventory charge of $42.8 million. Our product gross profit margin, or product gross profit as a percentage of product revenue was approximately 28% in the six months ended June 30, 2022 compared to approximately 58% in the six months ended June 30, 2021. This decrease was primarily due to the inventory charge, as well as supply chain constraints and associated higher component, transport costs, customer mix and a reduction in overall production volume relative to our manufacturing capacity.
Sales and Marketing Expense was $51.1 million in the six months ended June 30, 2022, compared to $2.0 million in the six months ended June 30, 2021. This increase related to increased sales and marketing personnel costs to support a broadening of our customer base, planned additions to our product offering and higher expenses related to our overall marketing and brand expansion efforts.
Research and Development Expense was $72.8 million in the six months ended June 30, 2022, compared to $12.1 million in the six months ended June 30, 2021. This increase was primarily driven by additional headcount, materials and other resource utilization associated with the expansion of our platform, including new test development and overall enhancement of our software platform for products under development, as well as costs related to the clinical studies conducted for our submissions to the FDA requiring 510(k) clearance for of our COVID-19 and influenza tests and EUA of our COVID-19 / influenza multiplex test.
General and Administrative Expense was $52.3 million in the six months ended June 30, 2022, compared to $23.3 million in the six months ended June 30, 2021. This increase was primarily related to an increase in stock-based compensation expenses, headcount growth to support our overall expansion as well as accounting and other consulting-related costs to support our operations as a public company.
Interest Expense was $0.1 million in the six months ended June 30, 2022, from $10.0 million in the six months ended June 30, 2021. This decrease was primarily driven by debt repayment activity in the prior year. Our interest expense prior to February 2021 primarily consisted of expense related to our prior loan and security agreement with Comerica Bank. In February 2021, we entered into the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, we repaid outstanding amounts of $5.4 million and terminated the 2015 Credit Agreement we initially entered into in May 2015. In May 2021, we repaid the outstanding balance under the Revolving Credit Agreement. In June 2021, we terminated the Revolving Credit Agreement.
Change in Fair Value of Convertible Notes was $0 and $23.3 million in the six months ended June 30, 2022 and 2021, respectively reflecting fair value adjustments associated with the Convertible Notes issued by us in May 2021. We did not incur any gains or losses associated with changes in fair value of the Convertible Notes during the six months ended June 30, 2022 as the Convertible Notes were not outstanding during that period.
Income Tax (Benefit) Expense was $(3.4) million in the six months ended June 30, 2022 compared to $13.3 million in the six months ended June 30, 2021. Our effective tax rate was a benefit of 3.4% in the six months ended June 30, 2022, compared to 28.8% in the six months ended June 30, 2021. The fluctuation in our provision/(benefit) and effective tax rate was primarily due to the net pre-tax loss generated by the Company during the six months ended June 30, 2022, and the benefit from the approval of the California Competes state income tax credits. The tax expense recorded for the six months ended June 30, 2021 was primarily related to the tax liability arising from income from operations which exceeded available net operating loss carryforwards and the discrete impact of the non-deductible items.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we held $363.1 million of cash and cash equivalents as a result of our IPO proceeds and other financing activities. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

On June 30, 2022, the Company entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of June 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(dollars in thousands)	(unaudited)
Net cash, cash equivalents and restricted used in operating activities	$(20,311)	$(37,812)
Net cash, cash equivalents and restricted cash used in investing activities	(34,680)	(58,896)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(4,261)	219,779
Net change in cash, cash equivalents and restricted cash	$(59,252)	$123,071
Cash Flows from Operating Activities
Net cash, cash equivalents and restricted cash used in operating activities was $20.3 million in the six months ended June 30, 2022, primarily reflecting our net loss of $96.2 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by inventory charges of $12.3 million, stock-based compensation expense of $32.8 million and depreciation and amortization expenses of $21.6 million. The timing of our revenue and collections decreased our accounts receivable. Inventory increase was driven by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter.
Net cash, cash equivalents and restricted cash used in operating activities was $37.8 million in the six months ended June 30, 2021, primarily reflecting our net income of $32.8 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by the change in fair value of the Convertible Notes of $23.3 million and depreciation and amortization expenses of $14.5 million. The timing of our revenue and collections increased our accounts receivable. The expected increase in demand for our products drove the increase in inventory and prepaid expenses and other assets. The increase in deferred revenue recognized was due to the increase in product deliveries to the U.S. government.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $34.7 million for the six months ended June 30, 2022, reflecting purchases of property and equipment of $30.8 million to expand our R&D and production capabilities. We also invested $3.9 million in the development of internal-use software related to COVID-19 Testing apps for commercial customers.
Net cash, cash equivalents and restricted cash used in investing activities was $58.9 million in the six months ended June 30, 2021, primarily reflecting purchases of property and equipment of $56.5 million to expand our production capabilities of our COVID-19 Test Kits in relation to the U.S. DoD Agreement.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 of $4.3 million was primarily driven by $3.5 million in tax withholding on stock option exercises and RSU vesting and $1.4 million in payments for finance leases. These cash outflows were offset by proceeds of $0.7 million from the employee stock purchase plan and $0.5 million from stock options exercised.
Net cash, cash equivalents and restricted cash provided by financing activities was $219.8 million for the six months ended June 30, 2021, primarily reflecting proceeds received from our Convertible Notes issued in May 2021, partially offset by the proceeds and subsequent repayment of our Revolving Credit Agreement in May 2021.
Commitments and Contingencies
See Note 15, Commitments and Contingencies, to our unaudited interim condensed financial statements included elsewhere in this quarterly report for a summary of our commitments as of June 30, 2022.

Our material cash commitments at June 30, 2022 related to finance leases of manufacturing equipment totaling $6.5 million, real estate leases under non-cancelable operating lease agreements in the amount of $69.9 million, that expire at various dates through 2031. We expect to fund these commitments using our existing cash on hand.

As of June 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility from $100 million to $87.5 million. We also had outstanding cash collateralized letters of credit with Comerica Bank related to our real estate leases totaling $0.5 million which is reflected on the balance sheet as restricted cash. In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports.
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
Item 4. Controls and Procedures
Evaluation of Disclosure and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result our material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022.

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
Remediation Plan
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. During the second quarter of 2022, we hired a Director of Internal Audit and a Senior Director of SOX Compliance. We have dedicated resources to capturing and documenting current state processes while identifying opportunities for process improvement. In addition, we continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and plan to significantly expand the size of the financial organization to help address these material weaknesses, while utilizing external advisor in the short term to bridge this gap. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are or may become involved in legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.
We are not currently a party to any legal proceedings that we believe may have a material adverse effect on our business, financial condition or results of operations.
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
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. During the second quarter of 2022, we hired a Director of Internal Audit and a Senior Director of SOX Compliance. We have dedicated resources to capturing and documenting current state processes while identifying opportunities for process improvement. In addition, we continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and plan to significantly expand the size of the financial organization to help address these material weaknesses, while utilizing external advisor in the short term to bridge this gap. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of June 30, 2022, we have paid approximately $24.0 million of expenses incurred in connection with our IPO and no further expenses in connection with our IPO are expected.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Loan and Security Agreement, dated as of June 30, 2022, among Cue Health Inc., the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent	8-K	001-40824	10.1	July 1, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

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

Cue Health Inc.

Date: August 10, 2022	By:	/s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ John Gallagher
John Gallagher
Chief Financial Officer
(Principal Financial and Accounting Officer)