Form 10-Q
period 2022-09-30
Cue Health Inc.
filed 2022-11-09
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2022 the registrant had 149,432,436 shares of common stock, $0.00001 par value per share, outstanding.

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
•inflationary pressures, supply chain disruptions and other macroeconomic factors;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Cue Health Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts and share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$304,654	$409,873
Restricted cash	1,334	13,837
Accounts receivable, net	24,779	104,589
Inventories	133,309	88,388
Prepaid expenses	44,355	45,889
Other current assets	13,441	7,446
Total current assets	521,872	670,022
Property and equipment, net	194,259	177,456
Operating lease right-of-use assets	85,284	79,474
Intangible assets, net	16,044	7,673
Other non-current assets	7,577	5,435
Total assets	$825,036	$940,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,521	$37,208
Accrued liabilities and other current liabilities	47,105	29,498
Income taxes payable	—	8,297
Deferred revenue, current	84,899	82,165
Operating lease liabilities, current	8,356	7,147
Finance lease liabilities, current	2,581	2,621
Total current liabilities	175,462	166,936
Deferred revenue, net of current portion	10,283	10,283
Operating leases liabilities, net of current portion	44,235	46,464
Finance lease liabilities, net of current portion	1,268	3,271
Other non-current liabilities	3,828	6,356
Total liabilities	235,076	233,310
Commitments and contingencies (Note 15)
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 149,177,691 and 146,402,991 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	776,527	730,767
Accumulated deficit	(186,568)	(24,018)
Total stockholders’ equity	589,960	706,750
Total liabilities and stockholders’ equity	$825,036	$940,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue	$66,660	$222,594	$328,465	$424,516
Grant and other revenue	2,929	1,085	8,234	1,085
Total revenue	69,589	223,679	336,699	425,601

Operating costs and expenses:
Cost of product revenue	50,595	88,569	239,190	173,746
Sales and marketing	18,129	5,572	69,268	7,531
Research and development	42,516	9,079	115,303	21,150
General and administrative	25,625	33,084	77,946	56,336
Restructuring expense	137	—	2,020	—
Total operating costs and expenses	137,002	136,304	503,727	258,763
(Loss) income from operations	(67,413)	87,375	(167,028)	166,838

Interest expense	(346)	(1,786)	(413)	(9,752)
Change in fair value of redeemable convertible preferred stock warrants	—	243	—	53
Change in fair value of convertible notes	—	(36,306)	—	(59,560)
Loss on extinguishment of debt	—	—	—	(1,998)
Other income (expense), net	409	(80)	458	(19)
Net (loss) income before income taxes	(67,350)	49,446	(166,983)	95,562

Income tax (benefit) expense	(1,047)	30,098	(4,433)	43,374
Net (loss) income	$(66,303)	$19,348	$(162,550)	$52,188
Net (loss) income per share attributable to common stockholders – basic	$(0.45)	$0.14	$(1.10)	$0.37
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – basic	148,285,721	31,554,720	147,443,196	22,997,311
Net (loss) income per share attributable to common stockholders – diluted	$(0.45)	$0.13	$(1.10)	$0.35
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – diluted	148,285,721	39,304,978	147,443,196	30,747,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at June 30, 2022	147,834,377	$1	$760,637	$(120,265)	$640,373
Exercise of common stock options	784,024	—	1,468	—	1,468
Issuance of common stock upon vesting of restricted stock units	559,290	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	—	—	(1,268)	—	(1,268)
Stock-based compensation	—	—	15,690	—	15,690
Net loss	—	—	—	(66,303)	(66,303)
Balance at September 30, 2022	149,177,691	$1	$776,527	$(186,568)	$589,960

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	29,128,604	$—	$16,264	$(77,596)	$(61,332)
Exercise of redeemable convertible preferred stock warrants	48,513	831	31,369	537	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(8,399,256)	(8,350)	(46,208,084)	(66,723)	(28,998,607)	(102,618)	83,605,947	1	177,690	—	177,691
Conversion of convertible notes into common stock	—	—	—	—	—	—	18,611,914	—	297,792	—	297,792
Issuance of common stock at public offering, net of issuance costs of $24.0 million	—	—	—	—	—	—	14,375,000	—	205,293	—	205,293
Exercise of common stock options	—	—	—	—	—	—	436,576	—	159	—	159
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	46	—	46
Tax withholding on exercise of stock options and restricted stock units	—	—	—	—	—	—	—	—	(4,586)	—	(4,586)
Common stock issued to outgoing directors	—	—	—	—	—	—	128,000	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	76,557	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19,967	—	19,967
Net income	—	—	—	—	—	—	—	—	—	19,348	19,348
Balance at September 30, 2021	—	$—	—	$—	—	$—	146,362,598	$1	$712,625	$(58,248)	$654,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options	1,298,215	—	1,980	—	1,980
Issuance of common stock upon vesting of restricted stock units	1,476,485	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	—	—	(4,735)	—	(4,735)
Stock-based compensation	—	—	48,515	—	48,515
Net loss	—	—	—	(162,550)	(162,550)
Balance at September 30, 2022	149,177,691	$1	$776,527	$(186,568)	$589,960

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)
Exercise of redeemable convertible preferred stock warrants	48,513	831	31,369	537	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(8,399,256)	(8,350)	(46,208,084)	(66,723)	(28,998,607)	(102,618)	83,605,947	1	177,690	—	177,691
Exercise of common stock options	—	—	—	—	—	—	1,485,282	—	417	—	417
Conversion of convertible notes into common stock	—	—	—	—	—	—	18,611,914	—	297,792	—	297,792
Stock-based compensation expense from issuance of a fully vested warrant to vendor	—	—	—	—	—	—	—	—	1,239	—	1,239
Issuance of common stock at public offering, net of issuance costs of $24.0 million	—	—	—	—	—	—	14,375,000	—	205,293	—	205,293
Exercise of common stock warrant	—	—	—	—	—	—	84,118	—	77	—	77
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	109	—	109
Tax withholding on exercise of stock options and restricted stock units	—	—	—	—	—	—	—	—	(4,586)	—	(4,586)
Common stock issued to outgoing directors	—	—	—	—	—	—	128,000	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	76,557	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	25,558	—	25,558
Net income	—	—	—	—	—	—	—	—	—	52,188	52,188
Balance at September 30, 2021	—	$—	—	$—	—	$—	146,362,598	$1	$712,625	$(58,248)	$654,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(162,550)	$52,188
Adjustments to reconcile net (loss) income to net cash, cash equivalents and restricted cash used in operations
Depreciation and amortization	32,989	26,079
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(53)
Change in fair value of convertible notes	—	59,560
Stock-based compensation expense	48,515	25,558
Loss on extinguishment of debt	—	1,998
Non-cash lease expense	6,215	3,462
Convertible notes issuance costs	—	6,000
Deferred income taxes	(3,478)	883
Interest on finance leases	137	154
Stock-based compensation expense from issuance of fully vested warrant to vendor	—	1,239
Non-cash interest expense	319	1,857
Inventory reserve (see Note 4, Inventories)	33,191	—
Product warranty reserve (see Note 4, Inventories)	12,263	—
Changes in operating assets and liabilities:
Accounts receivable	79,810	(86,022)
Inventories	(78,112)	(33,897)
Prepaid expenses and other current assets	(7,151)	(25,487)
Other non-current assets	(1,912)	(3,871)
Operating lease right-of-use assets	(9,364)	—
Accounts payable, accrued liabilities and other current liabilities	1,138	5,270
Income taxes payable	(11,331)	37,365
Deferred revenue	2,734	(75,529)
Operating lease liabilities	(3,632)	(15,052)
Net cash, cash equivalents and restricted cash used in operating activities	(60,219)	(18,298)
Cash flows from investing activities
Purchase of property and equipment	(43,179)	(74,637)
Expenditures for software development	(9,767)	(3,524)
Net cash, cash equivalents and restricted cash used in investing activities	(52,946)	(78,161)
Cash flows from financing activities
Proceeds from convertible notes	—	235,480
Payments for issuance costs of Series C-1 redeemable convertible preferred stock	—	89
Payments of issuance costs of convertible notes	—	(6,000)
Proceeds from exercise of common stock options	1,980	418
Proceeds from exercise of common stock warrant	—	77
Proceeds from issuance of common stock at public offering	—	230,000
Payments of issuance costs of public offering	—	(22,062)
Proceeds from debt	—	82,250
Tax withholding on exercise of stock options	(4,735)	(4,586)

Proceeds from employee stock purchase plan activity	977	—
Debt issuance and prepayment costs	(599)	(781)
Repayment of debt	—	(87,684)
Payments for finance leases	(2,180)	(1,408)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(4,557)	425,793

Net change in cash, cash equivalents and restricted cash	(117,722)	329,334
Cash, cash equivalents and restricted cash, beginning balance	423,710	129,255
Cash, cash equivalents and restricted cash, ending balance	$305,988	$458,589
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$304,654	$446,589
Restricted cash, current	1,334	12,000
Total cash, cash equivalents and restricted cash	$305,988	$458,589

Supplemental disclosure for cash flow information
Cash paid for taxes	$—	$5,100
Cash paid for interest	$—	$760
Supplemental disclosure for non-cash investing and financing matters
Early exercised stock options liability	$—	$109
Right-of-use assets obtained in exchange for lease obligations	$2,611	$47,611
Prepaid rent reclassified to right-of-use assets	$50	$15,966
Purchase of property and equipment included in accounts payable	$4,313	$18,708
Conversion of preferred shares into common stock	$—	$176,322
Conversion of convertible notes	$—	$297,792
Initial public offering costs included in accounts payable	$—	$2,644
Software development costs included in accounts payable	$995	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto for the year ended December 31, 2021. The unaudited interim condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and, in the opinion of management, include all adjustments necessary for the fair statement of the Company’s financial position for the periods presented. All such adjustments are of a normal, recurring nature. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.
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
Use of Estimates
The preparation of the accompanying unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

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
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. ASU 2020-06 is effective for reporting periods beginning after December 15, 2023 with early adoption permitted for reporting periods beginning after December 15, 2020. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. The standard did not have a material impact on the financial statements for the nine months ended September 30, 2022.

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
NOTE 3. REVENUE
Product Revenue
Disaggregation of the product revenue by type of customer for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Public sector entities	$780	$128,587	$6,213	$295,708
Private sector customers	65,880	94,007	322,252	128,808
Total product revenue	$66,660	$222,594	$328,465	$424,516
Product revenue for the three and nine months ended September 30, 2022 includes an immaterial amount of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.
The following table sets forth the Company’s product gross profit and product gross profit margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$66,660	$222,594	$328,465	$424,516
Cost of product revenue	50,595	88,569	239,190	173,746
Product gross profit	$16,065	$134,025	$89,275	$250,770
Product gross profit margin	24%	60%	27%	59%

During the three and nine months ended September 30, 2022, the Company recorded charges of $2.6 million and $45.5 million, respectively (the “inventory charge”) primarily related to excess and obsolescent inventory that is reflected within the cost of product revenue line item of the condensed consolidated statements of operations. This inventory charge is primarily related to an overbuild of inventory and, in addition, identification of certain products which are not expected to perform in line with the Company’s quality standards. The $2.6 million inventory charge recorded during the three months ended September 30, 2022 was recorded to inventory reserve. Of the $45.5 million inventory charge recorded during the nine months ended September 30, 2022, $33.2 million was recorded to inventory reserve and $12.3 million was recorded to product warranty reserve.

DoD Agreement
In October 2020, the Company entered into a $480.9 million agreement with the U.S. government for the purchase of its Cue COVID-19 Test to meet the unprecedented demand for rapid and accurate molecular diagnostic testing (the “U.S. DoD Agreement”). The Company delivered all of the agreed upon products under the agreement prior to its expiration on December 31, 2021. The U.S. DoD Agreement provided for a $184.6 million upfront payment (the “U.S. DoD Advance”) to facilitate the scaling of the Company’s manufacturing capacity, which was received upon signing the contract. The U.S. DoD Agreement did not provide for the funds to be utilized in any specific manner beyond furthering the purposes of the agreement. The Company was not required to segregate, nor was the Company required to obtain the approval of the U.S. government to use the funds advanced to it under the agreement. The remaining $296.3 million of the agreement was due to the Company upon the delivery of Cue Readers, Cue COVID-19 Test Kits and Cue Control Swab Packs. The U.S. DoD Agreement also provided that, as soon as possible after the completion of the initial U.S. DoD Agreement, the Company and the U.S. government would negotiate in good faith to enter into a follow-on supply agreement based on federal acquisition regulations (a FAR-based contract). The U.S. DoD Agreement provides the U.S. DoD with the right to purchase no more than 45% of our production from the purchased equipment funded by the agreement for the duration of the follow-on contract at a specified discount, subject to a price floor as part of this follow-on contract. The U.S. government is also entitled to certain administrative reporting but does not receive the right to any intellectual property or know-how. The agreement term ended upon completion of the Company’s performance obligations in December 2021.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Net contract assets were $0.4 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively, and were recorded in other current assets on the balance sheets.
Contract liabilities primarily relate to the U.S. DoD Advance and payments received from customers in advance of performance under the contracts. Contract liabilities are recorded in current and non-current deferred revenue on the balance sheets. The activity related to contract liabilities for the nine months ended September 30, 2022 is as follows:

Amount
Balance at December 31, 2021	$92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	2,734
Revenue recognized related to contract liability balance at the beginning of the period	—
Balance at September 30, 2022	$95,182

As of September 30, 2022, we continue to believe that the deferred revenue related to our satisfaction of estimated future performance obligations of a follow-on agreement with the U.S. DoD is appropriate. Several external factors such as the passage of time with no follow-on contract, the political climate in the U.S. government, the severity of the COVID-19 pandemic/flu season and others may reduce the likelihood of a follow-on contract. We continue to evaluate these factors quarterly and will recognize the deferred revenue over the term of a follow-on contract or when it becomes unlikely that a follow-on contract will be executed.

Grant and Other Revenue
Grant and other revenue relate to a cost reimbursement agreement with the Biomedical Advanced Research and Development Authority (“BARDA”). The Company generated $2.9 million and $8.2 million of revenue related to the agreement with BARDA during the three and nine months ended September 30, 2022, respectively. The Company generated $0.9 million of revenue related to the agreement with BARDA during the three and nine months ended September 30, 2021.

Accounts Receivable

The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to accounts receivable and is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $2.0 million and $0.3 million, respectively.
NOTE 4. INVENTORIES
As of September 30, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$75,594	$46,273
Work-in-process	20,925	10,920
Finished goods	74,445	33,863
Reserve	(37,655)	(2,668)
Total inventories	$133,309	$88,388
During the three and nine months ended September 30, 2022, the Company recorded charges of $2.6 million and $45.5 million, respectively, primarily related to excess and obsolescent inventory that is reflected within the cost of product revenue line item of the condensed consolidated statements of operations. This inventory charge is primarily related to an overbuild of inventory and, in addition, identification of certain products which are not expected to perform in line with the Company’s quality standards. The $2.6 million charge recorded during the three months ended September 30, 2022 was recorded to inventory reserve. Of the $45.5 million inventory charge recorded during the nine months ended September 30, 2022, $33.2 million was recorded to inventory reserve and $12.3 million was recorded to product warranty reserve.
NOTE 5. PREPAID EXPENSES
As of September 30, 2022 and December 31, 2021, the Company’s prepaid expenses consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expense	$31,561	$30,153
Prepaid inventory	12,794	15,736
Total prepaid expenses	$44,355	$45,889
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of September 30, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Construction in progress	$33,834	$4,082
Machinery and equipment	209,434	195,001
Leasehold improvements	21,611	19,302
Furniture and fixtures	1,703	740
Property and equipment	266,582	219,125
Accumulated depreciation and amortization	(72,323)	(41,669)
Total property and equipment, net	$194,259	$177,456

Depreciation and amortization expense related to property and equipment was $8.3 million and $11.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $28.6 million and $24.2 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7. INTANGIBLE ASSETS
As of September 30, 2022 and December 31, 2021, the Company’s intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
Capitalized software	$16,037	$5,638
Accumulated amortization	(4,459)	(2,067)
Capitalized software, net	11,578	3,571
In-process software development	4,466	4,102
Total intangible assets	$16,044	$7,673
Amortization expense related to intangible assets placed in service was $1.0 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to intangible assets placed in service was $0.2 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2022 (excluding the nine months ended September 30, 2022)	$1,099
2023	4,396
2024	3,955
2025	2,128
Total amortization expense	$11,578
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
There were no new material leases entered into during the three and nine months ended September 30, 2022.
The right-of-use assets and lease liabilities recognized on the Company’s balance sheet as of September 30, 2022 and December 31, 2021 were as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$85,284	$79,474
Right-of-use assets finance leases	Property and equipment, net	7,723	9,821
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	8,356	7,147
Finance lease liabilities (current)	Finance lease liabilities, current	2,581	2,621
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	44,235	46,464
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	1,268	3,271

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,192	$2,398	$8,749	$5,365
Finance lease cost:
Amortization of right-of-use assets	819	509	2,098	1,215
Interest on lease liabilities	43	54	137	154
Total lease cost	$4,054	$2,961	$10,984	$6,734
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued purchases(1)	$4,535	$285
Accrued payroll and benefits	22,041	13,693
Accrued expenses	3,154	6,371
Accrued sales tax	6,484	4,284
Product warranty reserve (See Note 15. Commitments and Contingencies)	10,891	4,865
Total accrued liabilities and other current liabilities	$47,105	$29,498
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
In May 2021, the Company repaid $63.2 million of debt outstanding under the Revolving Credit Agreement with a portion of the proceeds from the issuance and sale of the Convertible Notes. In June 2021, the Company terminated the Revolving Credit Agreement and was required to pay a fee equal to 1.00% of the amount of the outstanding revolving commitment. The Company also wrote-off issuance costs of $0.7 million for a total loss on extinguishment of debt of $2.0 million. These amounts were recorded in loss on extinguishment of debt in the statements of operations during the nine months ended September 30, 2021. Upon agreement with East West Bank and the other lenders to the Revolving Credit Agreement, the Company kept in place its outstanding letter of credit in the amount of $12.0 million, which was cash collateralized. In November 2021, East West Bank issued to us an additional letter of credit in the amount of $0.5 million. All other obligations under the Revolving Credit Agreement have otherwise been terminated.
Convertible Notes
In May 2021, the Company issued and sold convertible promissory notes (the “Convertible Notes”) with a principal amount of $235.5 million. The Company recorded a loss of $23.3 million related to the change in estimated fair value of the Convertible Notes in its statement of operations for the six months ended June 30, 2021. All of the Convertible

Notes were converted upon the IPO, which was a qualified conversion event. The Convertible Notes’ principal amount of $235.5 million and accrued interest of $2.8 million was converted into 18,611,914 shares of common stock at a fair value of $297.8 million using a 20% discount to the initial public offing price of $16.00 per share. The Company no longer had outstanding Convertible Notes as of December 31, 2021.
Secured Revolving Facility Agreement
On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of September 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance will be amortized over two years and is classified in other non-current assets since no funds were drawn on the 2022 Revolving Facility Agreement.
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
Common Stock Warrants

As of September 30, 2022, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2021.
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
2021 Stock Incentive Plan
In September 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”) under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The 2021 Plan initially authorized the issuance of a maximum of 22,399,691 shares of common stock. The number of shares of common stock available for issuance under the 2021 Plan were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 5% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) the number of shares of the Company's common stock determined by the Company's board of directors. As of September 30, 2022, 3,619,826 shares of common stock were available for issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The 2021 ESPP initially allowed for the sale of 2,834,754 shares of common stock. The number of shares of the Company's common stock to be sold under the 2021 ESPP were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 8,504,263 shares, (ii) 1% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) a number of shares of the Company's common stock determined by the Company's board of directors. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date. As of September 30, 2022, 4,151,321 shares of common stock were available for sale under the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenues	$865	$302	$2,267	$1,500
Sales and marketing	1,441	11	6,718	37
Research and development	6,212	294	17,780	884
General and administrative	7,172	19,359	21,750	23,136
Total stock-based compensation expense	$15,690	$19,967	$48,515	$25,558

In total, $0.9 million and $2.3 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the three and nine months ended September 30, 2022, respectively. An immaterial amount remained in inventory as of September 30, 2022.

Stock Options
A summary of stock option activity and related information for the nine months ended September 30, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2022	9,163,160	$5.13	6.40
Granted	—	—
Exercised	(1,158,772)	0.52
Forfeited	(188,209)	12.46
Expired	(80,406)	14.62
Outstanding at September 30, 2022	7,735,773	$5.55	6.33
Exercisable at September 30, 2022	5,823,768	$3.71	5.75
Vested and expected to vest at September 30, 2022	7,735,773	$5.55	6.33
There were no stock options granted during the nine months ended September 30, 2022.
As of September 30, 2022, there was approximately $9.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years, on a straight-line basis.
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
A summary of RSU activity and related information for the nine months ended September 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	11,264,235	$14.62	$164,683
Granted	10,484,399	6.28	65,842
Vested	(2,418,758)	14.54	(35,169)
Forfeited	(733,125)	11.63	(8,526)
Outstanding, September 30, 2022	18,596,751	$10.05	$186,830
As of September 30, 2022, there was approximately $150.2 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years, on a straight-line basis.
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

Market-based performance-vesting RSU activity for the nine months ended September 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2022	$3,335,300	$12.82	$42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2022	$3,335,300	$12.82	42,759
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

Operations-based performance-vesting RSU activity for the nine months ended September 30, 2022 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	1,597,272	$16.00	$25,556
Granted	—	—	—
Vested	(532,424)	16.00	(8,519)
Forfeited	—	—	—
Outstanding, September 30, 2022	1,064,848	$16.00	$17,037
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

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(66,303)	$19,348	$(162,550)	$52,188
Minus: Income allocated to participating securities	—	14,926	—	43,670
Net (loss) income attributable to common stockholders – basic	$(66,303)	$4,422	$(162,550)	$8,518

Plus: Income allocated to non-participating securities	—	701	—	2,142
Net (loss) income attributable to common stockholders - diluted	$(66,303)	$5,123	$(162,550)	$10,660

Denominator:
Basic weighted-average common shares outstanding	148,285,721	31,554,720	147,443,196	22,997,311
Dilutive potential common stock issuable:
Common stock warrants	—	89,551	—	89,551
Stock options	—	7,660,707	—	7,660,707
Diluted weighted-average shares outstanding	148,285,721	39,304,978	147,443,196	30,747,569

Net (loss) income attributable to common stockholders per share
Basic	$(0.45)	$0.14	$(1.10)	$0.37
Diluted	$(0.45)	$0.13	$(1.10)	$0.35
In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	7,735,773	2,767,821	7,735,773	2,767,821
Restricted stock units	18,596,751	9,747,566	18,596,751	9,747,566
Employee stock purchase plan – shares projected to be issued	314,531	—	314,531	—
Total	26,647,055	12,515,387	26,647,055	12,515,387
NOTE 14. INCOME TAXES
The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was 1.6% and 2.7%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was 60.9% and 45.4%, respectively.

The effective tax rate for the nine months ended September 30, 2022, differs from the statutory rate due to changes in the amount of the valuation allowance recorded against the Company’s deferred tax assets and the impact of certain state tax credits recorded in the period ended September 30, 2022.

The effective tax rate for the nine months ended September 30, 2021, differs from the statutory rate due to the non-tax deductible items including the charges related to the Convertible Notes and the forgiveness of the promissory notes.

During the nine months ended September 30, 2022, the Company completed the application process to obtain income tax credits from the state of California related to the California Competes program and recorded a benefit of approximately $1.7 million.

During the nine months ended September 30, 2022, the Company recorded amounts related to uncertain tax positions of approximately $0.3 million.
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
The following table provides a reconciliation of the change in estimated warranty liabilities:

Amount
Balance, December 31, 2021	$4,865
Provision for warranties	7,080
Provision for warranties related to the inventory charge (see Note 4, Inventories)	12,263
Settlements	(13,317)
Balance, September 30, 2022	$10,891
Restructuring

Restructuring actions were taken in the second quarter of 2022 in order to reduce costs and improve operations and manufacturing efficiency. As a result of these actions, for the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $2.0 million of charges, respectively, which were reported as restructuring expense in the accompanying condensed consolidated statements of operations. This was accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As of September 30, 2022, all of the charges have been paid.

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

On June 30, 2022, these letters of credit were re-issued under the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of September 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million.

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of September 30, 2022. The Company also has outstanding cash collateralized letters of credit with Comerica Bank related to its real estate leases totaling $0.5 million as of September 30, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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
COVID-19 Impact
While the ongoing global COVID-19 pandemic has adversely impacted global commercial activity, it served as a catalyst to accelerate our product pipeline and commercialization of our platform. We began selling and recording product revenue for our COVID-19 test in August 2020 after obtaining our first FDA EUA in June 2020. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test with an immaterial portion related to the sale of component parts.
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
Enhancing and Expanding Our Menu of Tests and Software Capabilities
Currently, our only commercially available test is our molecular COVID-19 test. A key part of our growth strategy is to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. As we continue to develop and expand our menu of tests, we have made, and will continue to make, significant investments in our business, particularly in research and development, sales and marketing and the hiring of additional personnel. Investing in research and development will allow us to develop new tests as well as enhance our current product offerings and our Cue Integrated Care Platform. To build out our menu of tests and bring additional products to market, we will need to hire additional personnel, such as engineers and researchers, as well as develop robust sales and marketing and customer support teams to be able to sell our products. We have filed de novo submission to the FDA for full clearance of our molecular COVID-19 test, filed de novo submission to the FDA for full clearance of our Flu A/B standalone molecular test, and filed an emergency use authorization submission to the FDA for our Flu A/B + COVID multiplex molecular test. We completed our launch of Cue Care, our test-to-treat solution for patients who test positive on any COVID-19 test, including at-home antigen tests
Regulatory Clearance of Our Diagnostic Products
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
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$66,660	$222,594	$328,465	$424,516
Grant and other revenue	2,929	1,085	8,234	1,085
Total revenue	69,589	223,679	336,699	425,601
Operating costs and expenses:
Cost of product revenue	50,595	88,569	239,190	173,746
Sales and marketing	18,129	5,572	69,268	7,531
Research and development	42,516	9,079	115,303	21,150
General and administrative	25,625	33,084	77,946	56,336
Restructuring expense	137	—	2,020	—
Total operating costs and expenses	137,002	136,304	503,727	258,763
(Loss) Income from operations	(67,413)	87,375	(167,028)	166,838
Interest expense	(346)	(1,786)	(413)	(9,752)
Change in fair value of redeemable convertible preferred stock warrants	—	243	—	53
Change in fair value of convertible notes	—	(36,306)	—	(59,560)
Loss on extinguishment of debt	—	—	—	(1,998)
Other income, net	409	(80)	458	(19)
Net (loss) income before income taxes	(67,350)	49,446	(166,983)	95,562
Income tax (benefit) expense	(1,047)	30,098	(4,433)	43,374
Net (loss) income	$(66,303)	$19,348	$(162,550)	$52,188
Net (loss) income per share attributable to common stockholders – diluted	$(0.45)	$0.13	$(1.10)	$0.35

Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth a summary of our results of operations for the three months ended September 30, 2022 and 2021 and the changes between periods:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$66,660	$222,594	$(155,934)	(70)%
Grant and other revenue	2,929	1,085	1,844	170%
Total revenue	69,589	223,679	(154,090)	(69%)
Operating costs and expenses:
Cost of product revenue	50,595	88,569	(37,974)	(43)%
Sales and marketing	18,129	5,572	12,557	225%
Research and development	42,516	9,079	33,437	368%
General and administrative	25,625	33,084	(7,459)	(23%)
Restructuring expense	137	—	137	n.m
Total operating costs and expenses	137,002	136,304	698	1%
(Loss) Income from operations	(67,413)	87,375	(154,788)	(177%)
Interest expense	(346)	(1,786)	1,440	(81%)
Change in fair value of redeemable convertible preferred stock warrants	—	243	(243)	(100%)
Change in fair value of convertible notes	—	(36,306)	36,306	(100%)
Other income, net	409	(80)	489	(611%)
Net (loss) income before income taxes	(67,350)	49,446	(116,796)	(236)%
Income tax (benefit) expense	(1,047)	30,098	(31,145)	(103)%
Net (loss) income	$(66,303)	$19,348	$(85,651)	(443)%
Net (loss) income per share attributable to common stockholders – diluted	$(0.45)	$0.13	$(0.58)	(443)%
n.m. = not meaningful
Revenue was $69.6 million in the three months ended September 30, 2022, compared to $223.7 million in the three months ended September 30, 2021. The decrease was primarily due to the completion of our obligations under the U.S. DoD Agreement in December 2021 combined with a tempering of COVID-19 testing during 2022. Revenue during the three months ended September 30, 2022 was primarily driven by product sales to private sector customers of $65.9 million.
Cost of Product Revenue was $50.6 million in the three months ended September 30, 2022, compared to $88.6 million in the three months ended September 30, 2021. This decrease was primarily due to the completion of our obligations under the U.S. DoD Agreement in December 2021. Our product gross profit margin, or product gross profit as a percentage of product revenue, was approximately 24% in the three months ended September 30, 2022 compared to approximately 60%, in the three months ended September 30, 2021. This decrease was primarily due to the inventory charge, supply chain constraints and associated higher component, transport costs, customer mix and a reduction in overall production volume relative to our manufacturing capacity.
Sales and Marketing Expense was $18.1 million in the three months ended September 30, 2022, compared to $5.6 million in the three months ended September 30, 2021. This increase related to increased sales and marketing personnel costs to support a broadening of our customer base, planned additions to our product offering and higher expenses related to our overall marketing and brand expansion efforts.
Research and Development Expense was $42.5 million in the three months ended September 30, 2022, compared to $9.1 million in the three months ended September 30, 2021. This increase was primarily driven by additional headcount, materials and other resource utilization associated with the expansion of our platform, including new test development and overall enhancement of our software platform for products under development, as well as costs related to the clinical studies conducted for our submissions to the FDA requiring 510(k) clearances for our Flu A/B standalone molecular test and EUA of our Flu A/B + COVID multiplex molecular test.
General and Administrative Expense was $25.6 million in the three months ended September 30, 2022 compared to $33.1 million in the three months ended September 30, 2021. This decrease was primarily related to 2021 IPO-related stock based compensation activity which did not occur in 2022, offset by expenses related to headcount growth to support our overall expansion.
Interest Expense was $0.3 million in the three months ended September 30, 2022 compared to $1.8 million in the three months ended September 30, 2021. The interest expense in the three months ended September 30, 2021 was primarily related to our Convertible Notes which were converted into common stock as part of the IPO. We did not incur any expense associated with the Convertible Notes during the three months ended September 30, 2022 as the Convertible Notes were not outstanding during that period.
Change in Fair Value of Convertible Notes was $0 and $36.3 million in the three months ended September 30, 2022 and 2021, respectively reflecting fair value adjustments associated with the Convertible Notes issued by us in May 2021. We did not incur any gains or losses associated with changes in the fair value of the Convertible Notes during the three months ended September 30, 2022 as the Convertible Notes were not outstanding during that period.
Income Tax (Benefit) Expense was $(1.0) million in the three months ended September 30, 2022 compared to $30.1 million in the three months ended September 30, 2021. Our effective tax rate was a benefit of 1.6% in the three months ended September 30, 2022, compared to 60.9% in the three months ended September 30, 2021. The fluctuation in our provision/(benefit) and effective tax rate was primarily due to the net pre-tax loss generated by the Company during the three months ended September 30, 2022, and the benefit from the approval of the California Competes state income tax credits. The tax expense recorded for the three months ended September 30, 2021 was primarily related to the tax liability arising from income from operations which exceeded available net operating loss carryforwards and the discrete impact of the non-deductible items.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table sets forth a summary of our results of operations for the nine months ended September 30, 2022 and 2021 and the changes between periods:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$328,465	$424,516	$(96,051)	(23)%
Grant and other revenue	8,234	1,085	7,149	659%
Total revenue	336,699	425,601	(88,902)	(21)%
Operating costs and expenses:
Cost of product revenue	239,190	173,746	65,444	38%
Sales and marketing	69,268	7,531	61,737	820%
Research and development	115,303	21,150	94,153	445%
General and administrative	77,946	56,336	21,610	38%
Restructuring expense	2,020	—	2,020	n.m
Total operating costs and expenses	503,727	258,763	244,964	95%
(Loss) income from operations	(167,028)	166,838	(333,866)	(200)%
Interest expense	(413)	(9,752)	9,339	(96)%
Change in fair value of redeemable convertible preferred stock warrants	—	53	(53)	(100)%
Change in fair value of convertible notes	—	(59,560)	59,560	(100)%
Loss on extinguishment of debt	—	(1,998)	1,998	(100)%
Other income (expense), net	458	(19)	477	(2,511)%
Net (loss) income before income taxes	(166,983)	95,562	(262,545)	(275)%
Income tax (benefit) expense	(4,433)	43,374	(47,807)	(110)%
Net (loss) income	$(162,550)	$52,188	$(214,738)	(411)%
Net (loss) income per share attributable to common stockholders – diluted	$(1.10)	$0.35	$(1.45)	(418)%
n.m. = not meaningful
Revenue was $336.7 million in the nine months ended September 30, 2022, compared to $425.6 million in the nine months ended September 30, 2021. This decrease was primarily due to the completion of our obligations under the U.S. DoD Agreement in December 2021 which was offset by an increase in sales to private customers. Revenue during the nine months ended September 30, 2022 was primarily driven by product sales to private sector customers of $322.3 million.
Cost of Product Revenue was $239.2 million in the nine months ended September 30, 2022, compared to $173.7 million in the nine months ended September 30, 2021. This increase was primarily driven by the inventory charge of $45.5 million. Our product gross profit margin, or product gross profit as a percentage of product revenue was approximately 27% in the nine months ended September 30, 2022 compared to approximately 59% in the nine months ended September 30, 2021. This decrease was primarily due to the inventory charge, as well as supply chain constraints and associated higher component, transport costs, customer mix and a reduction in overall production volume relative to our manufacturing capacity.
Sales and Marketing Expense was $69.3 million in the nine months ended September 30, 2022, compared to $7.5 million in the nine months ended September 30, 2021. This increase related to increased sales and marketing personnel costs to support a broadening of our customer base, planned additions to our product offering and higher expenses related to our overall marketing and brand expansion efforts.
Research and Development Expense was $115.3 million in the nine months ended September 30, 2022, compared to $21.2 million in the nine months ended September 30, 2021. This increase was primarily driven by additional headcount, materials and other resource utilization associated with the expansion of our platform, including new test development and overall enhancement of our software platform for products under development, as well as costs related to the clinical studies conducted for our submissions to the FDA requiring 510(k) clearance for our COVID-19 test and Flu A/B standalone molecular test and EUA for our Flu A/B + COVID multiplex molecular test.
General and Administrative Expense was $77.9 million in the nine months ended September 30, 2022, compared to $56.3 million in the nine months ended September 30, 2021. This increase was primarily related to compensation increase related to headcount growth to support our overall expansion as well as accounting and other consulting-related costs to support our operations as a public company.
Interest Expense was $0.4 million in the nine months ended September 30, 2022, from $9.8 million in the nine months ended September 30, 2021. This decrease was primarily driven by debt repayment activity in the prior year. Our interest expense prior to February 2021 primarily consisted of expense related to our prior loan and security agreement with Comerica Bank. In February 2021, we entered into the Revolving Credit Agreement. In connection with enterting into the Revolving Credit Agreement, we repaid outstanding amounts under and terminated the 2015 Credit Agreement. In May 2021, we repaid the outstanding balance under the Revolving Credit Agreement. In June 2021, we terminated the Revolving Credit Agreement. Interest expense related to the Convertible Notes was $1.7 million during the nine months ended September 30, 2021. We did not incur any expense associated with the Convertible Notes during the nine months ended September 30, 2022 as the Convertible Notes were not outstanding during that period.
Change in Fair Value of Convertible Notes was $0 and $59.6 million in the nine months ended September 30, 2022 and 2021, respectively reflecting fair value adjustments associated with the Convertible Notes issued by us in May 2021. We did not incur any gains or losses associated with changes in fair value of the Convertible Notes during the nine months ended September 30, 2022 as the Convertible Notes were not outstanding during that period.
Income Tax (Benefit) Expense was $(4.4) million in the nine months ended September 30, 2022 compared to $43.4 million in the nine months ended September 30, 2021. Our effective tax rate was a benefit of 2.7% in the nine months ended September 30, 2022, compared to 45.4% in the nine months ended September 30, 2021. The fluctuation in our provision/(benefit) and effective tax rate was primarily due to the net pre-tax loss generated by the Company during the nine months ended September 30, 2022, and the benefit from the approval of the California Competes state income tax credits. The tax expense recorded for the nine months ended September 30, 2021 was primarily related to the tax liability arising from income from operations which exceeded available net operating loss carryforwards and the discrete impact of the non-deductible items.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we held $304.7 million of cash and cash equivalents as a result of our IPO proceeds and other financing activities. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

On June 30, 2022, the Company entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of September 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.5 million.
Based on our current business plan, we believe our anticipated operating cash flows, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with sales and marketing expense associated with increasing market awareness of our platform and brand generally to individual consumers, enterprises and other target customers, additional research and development expenses associated with expanding our care offerings, expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
(dollars in thousands)	(unaudited)
Net cash, cash equivalents and restricted used in operating activities	$(60,219)	$(18,298)
Net cash, cash equivalents and restricted cash used in investing activities	(52,946)	(78,161)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(4,557)	425,793
Net change in cash, cash equivalents and restricted cash	$(117,722)	$329,334
Cash Flows from Operating Activities
Net cash, cash equivalents and restricted cash used in operating activities was $60.2 million in the nine months ended September 30, 2022, primarily reflecting our net loss of $162.6 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by inventory charges of $45.5 million, stock-based compensation expense of $48.5 million and depreciation and amortization expenses of $33.0 million. The timing of our revenue and collections decreased our accounts receivable. Inventory increase was driven by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter.
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
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $52.9 million for the nine months ended September 30, 2022, reflecting purchases of property and equipment of $43.2 million to expand our R&D and production capabilities. We also invested $9.8 million in the development of internal-use software.
Net cash, cash equivalents and restricted cash used in investing activities was $78.2 million in the nine months ended September 30, 2021, primarily reflecting purchases of property and equipment of $74.6 million to expand our production capabilities of our COVID-19 Test Kits in relation to the U.S. DoD Agreement.
Cash Flows from Financing Activities
Net cash, cash equivalents and restricted cash used in financing activities for the nine months ended September 30, 2022 of $4.6 million was primarily driven by $4.7 million in tax withholding on stock option exercises and RSU vesting and $2.2 million in payments for finance leases. These cash outflows were offset by proceeds of $1.0 million from the employee stock purchase plan and $2.0 million from stock options exercised.
Net cash, cash equivalents and restricted cash provided by financing activities was $425.8 million for the nine months ended September 30, 2021, primarily reflecting gross proceeds of $230.0 million from our IPO and $235.5 million in gross proceeds from the issuance and sale of the Convertible Notes.

Commitments and Contingencies
See Note 15, Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report for a summary of our commitments as of September 30, 2022.

Our material cash commitments at September 30, 2022 related to finance leases of manufacturing equipment totaling $6.5 million, real estate leases under non-cancelable operating lease agreements in the amount of $69.9 million, that expire at various dates through 2031. We expect to fund these commitments using our existing cash on hand.

As of September 30, 2022, there were no revolving loans outstanding and $12.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility from $100 million to $87.5 million. We also had outstanding cash collateralized letters of credit with Comerica Bank related to our real estate leases totaling $0.5 million which is reflected on the balance sheet as restricted cash. In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports.
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
Item 4. Controls and Procedures
Evaluation of Disclosure and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result our material weaknesses previously identified and disclosed in our

Annual Report on Form 10-K for the year ended December 31, 2021, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2022.
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
Remediation Plan
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. During the second quarter of 2022, we hired a Director of Internal Audit and a Senior Director of SOX Compliance. During the third quarter of 2022, we walked through and updated our documentation of key financial business processes and financial systems and identified areas of improvement. In addition, we have dedicated resources and continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of the financial organization to help address these material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of advisors in the fourth quarter of 2020 and a Chief Financial Officer in the first quarter of 2021, the hiring of a Vice President and Treasurer in the second quarter of 2021, the hiring of an Interim Controller, an Assistant Controller and a Director of Tax in the fourth quarter of 2021. During the first quarter of 2022, we recruited a Chief Accounting Officer and a Vice President of Internal Audit who joined the Company in the second quarter of 2022. During the second quarter of 2022, we hired a Director of Internal Audit and a Senior Director of SOX Compliance. During the third quarter of 2022, we walked through and updated our documentation of our key financial business processes and financial systems and identified areas of improvement. In addition, we have dedicated resources and continue to engage external advisors to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of the financial organization to help address these material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of September 30, 2022, we have paid approximately $24.0 million of expenses incurred in connection with our IPO and no further expenses in connection with our IPO are expected.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Cue Health Inc. dated November 3, 2022	8-K	001-40824	3.1	November 8, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

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

Cue Health Inc.

Date: November 9, 2022	By:	/s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ John Gallagher
John Gallagher
Chief Financial Officer
(Principal Financial and Accounting Officer)