Form 10-K
period 2022-12-31
Cue Health Inc.
filed 2023-03-16
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was approximately $334 million, based upon the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market (“Nasdaq”) on such date. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 8, 2023, there were approximately 151,393,522 shares of the registrant's common stock outstanding.

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
•our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests, including our existing FDA Emergency Use Authorizations (“EUAs”) for our COVID-19 test;
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

Part I
Item 1. Business

BUSINESS

Overview

We are a health technology company, and our mission is to empower people to live their healthiest lives. Digital transformation has revolutionized nearly every industry to create new, consumer-first experiences that are both personalized and empowering. We seek to usher in a new era in healthcare, what we call Healthcare 2.0, to transform how acute and chronic conditions are diagnosed and managed.

We are helping pioneer this healthcare digital transformation, beginning with diagnostics. We started from consumer-centric principles and designed our proprietary platform, the Cue Integrated Care Platform, with a relentless focus on user experience, convenience, and accuracy, with the goal of enabling people to make quicker, better-informed healthcare decisions. The Cue Integrated Care Platform consists of multiple hardware, software, and diagnostic components: (1) our revolutionary, proprietary Cue Health Monitoring System, made up of a portable, durable and reusable reader, or Cue Reader; a single-use test cartridge, or Cue Cartridge; and a sample collection wand, or Cue Wand; (2) our Cue Data and Innovation Layer, with cloud-based data and analytics capabilities; (3) our Cue Virtual Care Delivery Apps, including our consumer-friendly Cue Health App, the clinician-facing Cue Clinic, and our Cue Enterprise Dashboard; and (4) our Cue Ecosystem Integrations and Apps, including integration with: electronic medical record, or EMR, systems (enabling seamless connection between a clinician, their EMR, and Cue’s diagnostics); pharmacies and last-mile delivery (enabling electronic prescription, or e-Rx, and on-demand delivery), clinician networks (enabling virtual care and prescription), and laboratories (enabling mail-in panel testing).

Our platform has been designed to work seamlessly to deliver and manage health data both within the healthcare system and within the home. Through our application programming interfaces, or APIs, our platform has been engineered so that it can be directly integrated into existing workflows and on-demand services, such as telemedicine, e-Rx services, and EMR systems. For example, we implemented an integration with one of the U.S.’s leading EMR systems on behalf of one of our customers, a leading healthcare system, to enable a seamless workflow from test ordering to test results, with our mobile app and the Cue Health Monitoring System. But beyond designing our platform to be able to integrate within the traditional healthcare system, we have built our platform to enable fast, frequent, lab-quality diagnostics by anyone, anywhere, intended to facilitate a new continuous care model of personalized and contextualized healthcare. Our first commercially available diagnostic test for use with our Cue Health Monitoring System is our Cue COVID-19 Test Kit, which has been authorized by two Emergency Use Authorizations, or EUAs, from the U.S. Food & Drug Administration, or the FDA, for point-of-care and over-the-counter and at-home use, an Interim Order authorization from Health Canada, regulatory approval from the Central Drugs Standard Control Organisation (“CDSCO”), and authorization from Singapore Health Sciences Authority. Users can run a COVID-19 test anywhere using the Cue Reader and a Cue COVID-19 Test Kit, and have lab-quality test results delivered digitally to the user’s mobile smart device in about 20 minutes.

The launch of Cue Care marks the full realization of the Cue Integrated Care Platform: empowering individuals to test themselves from the comfort of their homes, consult with a clinician in real-time, and receive treatment within a matter of hours. We believe this innovation represents a fundamental principal for the future of healthcare. When we launched Cue Care in August 2022, users could connect with a virtual care provider within the Cue Health App about their COVID-19 test results. If medically indicated, that user could receive an e-prescription for anti-viral medication, which could then be delivered the same day. Soon after the initial launch of Cue Care, we expanded the Cue Care experience to allow users to upload any COVID-19 test result (including non-Cue test results, such as from an antigen test) and third-party urinary tract infection and influenza test results to go through the same virtual care and e-prescription process.

In February 2023, we further expanded our Cue Care capabilities and our product line by launching the sale of thirteen (13) at-home test kits, allowing users to test for certain general health and wellness conditions, making it easier for people to take control of their health using actionable information. Through this new feature, individuals with a wide range of health concerns, such as sexual health, heart health, and food sensitivities, can order an at-home panel test kit through the Cue Health App or on our website, receive one or more sample collection kits, collect their sample, and mail their sample to one of our independent, CLIA-certified, diagnostic lab partners using an enclosed, self-addressed stamped envelope. After processing by the lab, the user’s easy-to-understand results are securely delivered back to the customer in the Cue Health App, along with educational materials about their condition or concern. The user can then choose to consult virtually with a healthcare provider via Cue Care to receive personalized care and treatment delivered quickly. The new Cue Health at-home test kits now cover the following:

Heart Health Test Kits
· Heart Health Panel
· Cardiac Risk Apo A+B Test

Sexual Health Test Kits
· Chlamydia and Gonorrhea
· Herpes Panel
· Men’s Sexual Health Panel
· Women’s Sexual Health Panel

Women’s Health Test Kits
· Women's Fertility Panel
· Women's Health Panel

Metabolic Health Test Kits
· Liver Panel
· Kidney Panel

Wellness Test Kits
· Food Sensitivity Panel
· Colon Cancer Screening
· Vitamin D Test

While our new at-home test kits and other Cue Health App features allow users to access a greater variety of tests and information about their health, we continue to develop our own test kits for use with the Cue Health Monitoring System. Though as of March 15, 2023 the Cue COVID-19 Test Kit (authorized under EUA) is our only commercially available test kit for use with our Cue Reader, and our future tests remain subject to technical development, clinical studies and regulatory authorization, clearance or approval, we have four additional test kits that are currently under review by the FDA (COVID-19 de novo, Flu de novo, Flu + COVID-19 EUA, and mpox EUA), we have finished our clinical studies for RSV, and have begun our clinical studies for Strep Throat and Chlamydia + Gonorrhea, (swab collection method) – all of which will use the Cue Reader. We also have one test kit in late-stage technical development (Chlamydia + Gonorrhea (urine collection method)).

Our goal has always been to build a broad platform that would reinvent how we interact with our health. Since our early days, we developed our platform to be able to address the majority of diagnostic tests routinely conducted in clinical laboratories because we believe that users will not only demand a simple, personalized, convenient and connected solution but also a single platform to address their healthcare needs. Our focus is on creating experiences with the user at the center, enabling high satisfaction, measurable health outcomes, and more cost-effective care for the entire ecosystem.

We believe our platform will allow us to continue to develop and commercialize new tests quickly and scale rapidly, driven by our flexible technology and our in-house, vertically-integrated and automated manufacturing facilities. Our platform has the potential to perform a variety of different tests by accommodating different sample types, including saliva, blood, urine , and detecting nucleic acids, small molecules, proteins or cells. Because we developed our manufacturing facilities and processes in tandem with our technology, we were able to scale our production using fully automated production pods. A production pod is a free standing, modular environmentally-controlled structure containing an automated test cartridge production line. Additionally, we produce our critical biochemistry in-house, including enzymes, antibodies and primers for our Cue Cartridges.

Our Solution

Our Cue Integrated Care Platform is simple, fast, and accurate. Our Platform is designed to harness the power of the cloud and provide consumers and enterprises with real-time access to their data and the broader healthcare ecosystem as part of our planned end-to-end solution. Development of the Cue Integrated Care Platform is guided by our focus on the user, whether that be a clinician in a provider office or an individual at home, with a simple goal of enabling users to have reliable information at their fingertips to make faster and more informed healthcare decisions and receive the treatment they need when they need it most. The Cue Integrated Care Platform consists of the following hardware and software components.

Cue Health Monitoring System

The Cue Health Monitoring System consists of our Cue Reader and a Cue Test Kit. Each Cue Test Kit is comprised of a Cue Cartridge and a Cue Wand. The Cue Reader is an elegantly designed, automated analyzer of test results and is used with Cue Test Kits and the Cue Health App. The Cue Reader contains all the circuitry necessary to process, analyze, and communicate test results digitally, including encrypted Bluetooth radio communication and other sensors. The Cue Reader runs the Cue Cartridge and communicates the result of the test digitally via Bluetooth to the Cue Health App. The Cue Reader is easy to set-up and use and is designed to be universally compatible with our current and planned future Cue Test Kits. The Cue Cartridge is a sample-specific, single-use cartridge designed to handle different chemistries. Each Cue Cartridge contains the specific reagents and associated materials required to detect the target of the particular test and is designed with ease-of-use, user safety, and scalability in mind. The Cue Wand is a single-use and sterile sample collection device designed to permit collection of multiple sample types, including saliva, blood, and urine, with only minor modification. When a Cue Wand is inserted into the associated Cue Cartridge the system automatically runs the test and delivers the result to our Cue Health App.

Cue Data and Innovation Layer

Our cloud-native Cue Data and Innovation Layer stores and curates the data from our Cue Health Monitoring System and provides a secure environment for users to access current and historical health data. Our Data and Innovation Layer has the ability to collate unstructured and structured data from a wide variety of data sources, including data from Cue’s mail-in test kits, which gives us the ability to store and analyze more holistic sets of health data, including from other testing modalities and wearables. The Cue Data and Innovation Layer provides the foundation for our Cue Virtual Care Delivery Apps and has enabled the development of our Cue Ecosystem Integrations and Apps. The Cue Data and Innovation Layer currently contains an API that allows for the data from tests performed on the Cue Health Monitoring System to be received, stored, and retrieved by the end user and for mail-in test kit results to be received on the Cue Health App. For enterprises deploying the Cue Enterprise Dashboard, the Cue Data and Innovation Layer enables the creation of a network of users affiliated by roles with the enterprise. Within this network of users, the Cue Data and Innovation Layer provides the engine behind test analytics, creation of groups, scheduling and compliance, reporting, and enterprise-specific privacy policy management. The Cue Data and Innovation Layer powers the EMR integration with major EMR providers.

Cue Virtual Care Delivery Apps and Cue Care

Our Cue Virtual Care Delivery Apps consist of the Cue Health App, Cue Clinic, and the Cue Enterprise Dashboard. Together, the Cue Health App and Cue Clinic are the two front-end applications that comprise Cue Care. Cue Care is the marketed term for the combination of virtual care delivery apps (the consumer-facing Cue Health App and the clinician-facing Cue Clinic app), services and integrations that power the clinician-consumer interactions such as video calls, secure messaging, prescription ordering, test ordering, and medication delivery. As most healthcare journeys begin with diagnosis, the Cue Health App first provides the interface to run a Cue Test Kit on the Cue Reader or to receive results of a mail-in, at-home test. The Cue Health App creates a secure interface between the user and their health data. For consumers, it allows a single point of entry for their health data and to receive virtual care and treatment; for healthcare professionals, Cue Clinic is designed to provide a unified platform for managing patient histories and allows for telemedicine and e-prescription services through the Cue Ecosystem of Integration and Apps.

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

Cue Ecosystem Integrations and Apps

By securely connecting our Cue Data and Innovation Layer with on-demand services, such as telemedicine and e-prescription services, and integrating with wearable technology, we believe we will enable a truly digital and seamless user experience. In the future, we plan on enhancing our platform to enable additional third-party application development and offerings that complement our solutions. In addition, our ability to integrate with anchor EMR systems, such as Epic Systems Corporation, or Epic, allows our customers to integrate our platform with their existing systems, creating an agile and responsive workflow for patient monitoring for ongoing care, better intelligence and reporting, and more efficient provider-level health management.

Our Underlying Diagnostic Technology for Cue Test Kits

Once a test sample is collected via the Cue Wand and inserted into the Cue Cartridge, the test automatically begins. Depending on the type of Cue Cartridge, our platform uses either a nucleic acid amplification tests (“NAAT”) or immunoassay to perform a test. In both cases, an internal or process control confirms proper assay execution including, as relevant, sample analysis, amplification, sample flow and assay reagent function. Once the assay begins, all heating, mixing, amplification and detection takes place within the Cue Cartridge with no steps by the user. The Cue Reader then communicates the test result digitally, directly, and wirelessly to the Cue Virtual Care Delivery Apps.

Our Testing Technologies

Molecular Tests

Molecular tests, also known as NAAT, target genetic material (DNA or RNA) in order to detect a broad range of infectious diseases, and are considered to be the most reliable for this purpose. Polymerase Chain Reaction (“PCR”) and isothermal amplification are two types of molecular testing techniques. The Centers for Disease Control, or CDC, has described molecular tests as the “gold standard” for clinical diagnostic detection of COVID-19. Our COVID-19 Test Kit was the first molecular diagnostic test authorized for at-home and over-the-counter use without physician supervision or a prescription. For infectious diseases, molecular tests are more sensitive than antigen tests and have been recommended by the CDC as the preferred testing technology.

Immunoassay Tests

Immunoassays are widely used in clinical care. In clinical laboratories, the most common immunoassay technique is the Enzyme Linked Immunosorbent Assay, or ELISA, which is a fundamental clinical diagnostic methodology for detecting and quantifying a wide range of analytes and is one of the main modern lab techniques employed by central labs for a variety of clinical applications. Our ability to perform ELISA-like chemistry within the same cartridge structure we use to run our molecular tests enables us to detect and quantify the biomarkers necessary to expand our care offerings for use cases, including in cardiometabolic health (cholesterol, inflammation, HbA1c), men’s health (testosterone, prostate specific antigen), women’s health (pregnancy, fertility), other cardiac care (troponin, brain natriuretic peptide), wellness (vitamin D), and other tests.

Strategic Collaborations and Certain Other Agreements

U.S. Government

•BARDA

We have partnered with the U.S. Biomedical Advanced Research and Development Authority, or BARDA, since June 2018, initially focusing on a molecular influenza test using the Cue Health Monitoring System pursuant to a contract that was originally effective through January 2021 and that provided $14.0 million in base funding. In March 2020, BARDA exercised an option to accelerate development, validation and FDA clearance of our COVID-19 test for a $13.7 million award. This funding enabled us to accelerate the development and validation of our COVID-19 test. In May 2020, our original contract with BARDA was amended to increase the base value from $14.0 million to $21.8 million and to extend the contract term to January 2023. Pursuant to our agreement with BARDA, we agreed to provide regular reports to BARDA regarding our progress and certain customary oversight provisions. BARDA can terminate this agreement for convenience or if we fail to meet our obligations, subject to our opportunity to cure such defaults. Furthermore, in January 2022, the scope of our partnership with BARDA was increased to include our development of an Omicron-Genotyping COVID-19 test to be used in professional point-of-care settings. In December 2022, the existing contract was further amended to extend the period of performance to June 2023.

•Minnesota Department of Health

In December 2022, we announced that we had been selected by Minnesota Department of Health (MDH) to provide a statewide COVID-19 telehealth to treatment program, powered by Cue Care, at no cost to Minnesota residents. Through this program, Minnesotans who test positive for COVID-19 on any self test can consult virtually with a healthcare professional through the Cue Care platform to obtain a prescription for COVID-19 treatment, if medically indicated, and at no cost to that individual. The COVID-19 treatment can be made available for same-day pick-up or delivery. Minnesotans can access Cue Care for this service via a mobile smart device, web, or telephone, which allows for greater access to care. In February 2023, the contract was extended through June 2024.

Google

In April 2021, the Company and Google LLC entered into an agreement to provide Cue Readers and Cue COVID-19 Test Kits to Google's employees through year end 2021. In November 2021, this agreement was renewed through June 30, 2022. Under the renewed agreement, Google’s employees were given access to proctoring services. In June 2022 the contract was renewed through December 31, 2022 and in December 2022, it was renewed through June 30, 2023.

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

Our Growth Strategy

Key elements of our growth strategy include:

•Expand our menu of tests and continue to innovate and enhance our platform. We continue to expand our test menu using at-home, mail-in test kits and we plan to expand Cue’s test menu for tests that use the Cue Reader, including in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management, with several of these tests having been submitted for FDA authorization and clearance during

2022. Our broad planned future test menu is aimed to appeal to consumers, employers, healthcare providers and health plans alike and will allow for care that can be personalized to the consumer. We launched Cue Care, our same-day, at-home, test-to-treatment solution in August 2022. Customers that test positive for COVID-19, urinary tract infection, or receive test results through our mail-in test kits can now use our platform to consult with a healthcare professional and if necessary, arrange for prescription delivery. We intend to continue to expand our platform capabilities to provide a comprehensive user experience.

•Drive ecosystem adoption. We have been successful in integrating our platform into existing enterprise-level health management systems, allowing customers to automate workflows while allowing us to garner long-term commercial partnerships. As we enhance our Cue Integrated Care Platform, we intend to extend our integrations with leading EMR systems and to build-out additional capabilities to integrate with telemedicine and digital health providers, e-prescription, e-commerce, and other connected services, to offer consumers a frictionless, virtual-to-physical care solution that positions them for better outcomes

•Continue to expand our installed base and distribution network to enable pull-through of our future extended care offerings. We believe that the ability of customers to experience our platform for COVID-19 testing will facilitate market adoption and awareness that will benefit us as we continue to expand our test menu. COVID-19 has served as an accelerant for increasing the installed base of our customers, which we believe will drive demand to try our additional tests in development. We have significant interest from individuals, enterprises, and healthcare providers in our future test menu. In 2021, we rolled out our direct-to-consumer offering, providing retail customers the ability to purchase Cue products directly through our app and website. We further plan to leverage our installed base, established distribution network, and direct customer relationship through our Cue Health App to drive sales of our future test menu.

•Increase adoption through value-based selling and payor reimbursement. Our platform enables enterprise customers and payors to capture consistent, convenient and simple diagnostic information to inform key decisions. We believe this will help create positive outcomes for all stakeholders, especially our customers, as we expand our test menu. For example, helping customers test their HbA1c through use of our at-home, mail-in test kits to manage diabetes to determine whether their treatment plan is effective would help payors and enterprises incur fewer costs. We believe this strategy will help accelerate our growth and drive further adoption of our platform.

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

In March 2021, the FDA issued an EUA for the Cue COVID-19 Test Kit for at-home and over-the-counter use without a prescription or physician supervision, making it the first molecular diagnostic test to receive such authorization. In September 2020, the FDA required us to evaluate the analytical limit of detection and to assess the traceability of our COVID-19 test with FDA reference materials. Between December 2020 and February 2021, we conducted prospective studies at four urgent care locations and at two of our own locations to evaluate the use of the Cue COVID-19 Test Kit for at-home and over-the-counter use by lay users in a simulated home use environment. Adult lay users (≥18 years of age) self-collected or collected from their child (<18 years of age) a Cue Wand nasal swab and ran the test. Adult and child subjects were enrolled in an “all comers” style at the urgent care locations. A total of 286 subjects were enrolled: 276 adults self-swabbing and self-testing to run the Cue COVID-19 Test Kit for at-home and over-the-counter use and 10 children where their parent collected the nasal sample and ran the Cue COVID-19 Test Kit.

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

In May 2022, we made a submission to the FDA for full clearance of our molecular COVID-19 test for at-home and point-of-care use.

Other Regulatory Status

In September 2022, we prepared a de novo submission to the FDA for full clearance of the Cue Flu Molecular Test for at-home and point-of-care use. FDA clearance of Cue’s test would provide the public an at-home and POC molecular flu test that has been fully reviewed by the FDA.

In September 2022, we submitted an EUA application with the FDA for our Cue Flu + COVID-19 Molecular Test for at-home and point-of-care use.

In January 2023, we submitted an EUA application with the FDA for our mpox Test for point-of-care use.

Marketing

Our marketing strategy is focused on continuing to build strong brand awareness for the Cue Integrated Care Platform as a next-generation healthcare solution, with relevant, measurable value for all of our customer segments. Our marketing drives across our owned media channels (website and social networks), press releases, scientific publications, industry engagement with key stakeholders, partnerships with key opinion and market leaders, and targeted marketing through digital and non-digital channels. We anticipate using account-based marketing strategies to accelerate brand awareness and increase demand, and thus sales opportunities, across our targeted markets.

Sales

Our direct sales team engages with prospective clients and seeks to identify the best sales channel based on each client’s needs. Our go-to-market strategy is focused on allowing us access to the end user, through our Cue Integrated Care Platform, even if the individual was acquired via our direct sales organization or through an outside sales channel. For example, if an individual obtained a Cue Health Monitoring System through their self-insured employer's COVID-19 return-to-work efforts or as a result of government-supported distribution, we can nonetheless directly engage with the end user through the Cue Health App and potentially convert them to using our at-home, mail-in test kits as well as planned future Cue Test Kits, lifestyle medications, and other products we may develop. As a result, we expect that we will be able to fulfill market demand through our internal and external sales channels, while maintaining an important direct relationship for our product enhancements and care offerings.

Our direct sales team is comprised of experienced sales professionals focused on the following four categories:

•Enterprise Sales: Our enterprise sales strategy identifies major self-insured enterprises, such as Fortune 500 companies with large-covered employee populations, as well as small to medium sized businesses with healthcare plans partners and employee benefits offerings. We believe that enterprise customers will want to utilize our integrated care solutions for their employees and their families, both on-premise and at-home.

•Healthcare Provider Sales: Our healthcare provider sales strategy targets major healthcare systems and healthcare professionals such as hospital systems, private clinics and concierge health systems, and physicians’ offices. Relationships with our customers help validate our platform, and we believe will help accelerate marketplace adoption of our products. Our products are available direct or through major healthcare distributors including, Cardinal, McKesson, Henry Schein, and Medline.

•Direct-to-Consumer Sales: Our direct-to-consumer sales strategy identifies opportunities through online and offline retail channels such as e-commerce and future opportunities for in-store sales.

•Public Sector Sales: Our public sector sales strategy identifies new opportunities within federal, state and local government agencies. While we expect that revenue from other categories of customers will become a larger component of revenue over time, our public sector sales strategy continues to look to identify opportunities with new and existing federal, state and local government agency customers.

We believe focused efforts on each of our customer categories is critical given the unique role each plays in the healthcare ecosystem, the total size of their respective addressable markets and the potential benefits that each receive from our platform.

Research and Development

The primary focus of our research and development effort has evolved over time. The work to get certain of our tests into the late-stage technical development phase for the general immunoassay modality and certain specific immunoassays (including fertility, pregnancy, and inflammation) was largely complete prior to a shift of our focus in mid-2018. At that time, we refocused our efforts on improving the NAAT modality within our platform and completing our first automated production line, initially used to build Cue Cartridges for research and development purposes. The primary target within NAAT from mid-2018 was respiratory infectious disease testing, in particular, influenza. The focus on influenza (which also helped advance our very similar RSV test) lasted until COVID-19 came to the forefront in early 2020. Research and development efforts shifted fully to developing our COVID-19 test in March of 2020 when our clinical study sites for influenza were closed to those with respiratory illness symptoms due to the COVID-19 pandemic. COVID-19 remained our focus through most of 2020. Starting in early 2021, we began to shift our research and development efforts to finalizing our tests in late-stage technical development and restarting development on tests in earlier stages. In 2022, we focused our efforts in order to make our de novo submissions for full clearance of the COVID-19 Molecular Test, Cue Flu Molecular Test, and submit EUA applications with the FDA for our Cue Flu + COVID-19 Molecular Test and mpox Test. We also invested in advancing our tests for RSV, chlamydia + gonorrhea and strep throat, bringing them to the clinical study stage.

Despite the evolving focus of our research and development efforts, we continue to focus on developing gold-standard diagnostic science that seamlessly integrates with a connected, end-to-end digital platform. Our platform was developed over a ten-year period in our San Diego, California facilities. All of our core technology, including the chemistry, the Cue Reader and Cue Cartridge design, the Cue Health App and Cue Enterprise Dashboard is proprietary and primarily developed in-house by us.

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

We produce our Cue Cartridges in-house, including critical enzymes, antibodies, and primers for the test cartridges. We have complete production oversight and quality control over finished products and insulation from global fluctuations in supply chain and costs. We achieve this by manufacturing all of our Cue Cartridges in our state-of-the-art facilities in San Diego, California using our modular, scalable production pods. Our fully automated production pods build raw components into fully assembled, packaged cartridges.

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

As of December 31, 2022, we owned twenty-three (23) issued U.S. utility patents, seven (7) pending U.S. utility patent applications, fifty-two (52) issued foreign utility patents (including patents in Australia, Canada, China, Hong Kong, India, Israel, Japan, South Korea, South Africa, the United Kingdom, and various European countries), and thirty-one (31) pending foreign utility patent applications (including pending PCT applications).

In addition, we hold design patents and patent applications that cover various ornamental features of our various current and future Cue products. As of December 31, 2022, we owned ten (10) granted U.S. design patents, seven (7) pending U.S. design patent applications, forty-eight (48) granted foreign design patents and design registrations (with protection in Australia, Canada, China, Japan, the United Kingdom, and the European Union), and eighteen (18) pending foreign design applications. Our granted U.S design patents are anticipated to naturally expire between 2029 and 2037. Our foreign patents and design registrations are anticipated to naturally expire between 2024 and 2042.

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

We cannot guarantee that issued or pending patents will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop methods or devices that are not covered by our patents or circumvent these patents. Furthermore, because patent applications can take many years to publish, there may be applications unknown to us which may result in issued patents that our existing or future products or technologies may be alleged to infringe.

We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2022, we owned three (3) U.S. trademark registrations, four (4) U.S. trademark applications, forty-four (44) foreign trademark registrations (including registrations in China, Hong Kong, the European Union, India, Israel, Japan, Mexico, Russia, South Korea, and Singapore), and fourteen (14) pending trademark applications (including in Canada, EU, UK, and Mexico. We also rely, in part, on unpatented trade secrets, know-how, continuing technological innovation, and confidential information, to develop and maintain our competitive position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, such proprietary rights are difficult to protect. We seek to protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information. However, these agreements may not provide meaningful protection. These agreements may be breached, and we may not have an adequate remedy for any such breach. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have implemented measures to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Cue Health Monitoring System or any of our current or expected future tests or to obtain or use information that we regard as proprietary. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

We do not believe there are currently any competitors that offer the portable, intuitive, accurate and connected platform we provide, comprised of the Cue Health Monitoring System and associated tests, our Cue Health App and our Cue Enterprise Dashboard. That said, the traditional diagnostic testing industry is highly competitive and rapidly changing. For our Cue COVID-19 Test specifically, we expect ongoing intense competition from different sources, including from manufacturers and producers of diagnostic tests, as well as vaccines and therapeutic treatments that may decrease demand for COVID-19 tests. Notably, however, we are the first molecular COVID-19 test authorized for at-home and over-the-counter use without a prescription. As we broaden our test menu, we expect ongoing intense competition from companies that develop or have already developed molecular tests, whether for at-home and over-the-counter use or at the point-of-care, as well as companies that have or are developing antigen and antibody tests. While we believe that our differentiated technology, customer-centric design, and vertically-integrated manufacturing provide us with competitive advantages, we face potential competition from many different sources, including public and private companies, academic institutions, public and private research institutions and governmental agencies.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 1,515 full-time employees. However, in January 2023 we undertook a workforce reduction plan to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. Our employees are primarily located in the San Diego, California area. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

During the fall of 2020, we launched a significant expansion of our manufacturing capacity, leasing an approximately 197,000 square-foot facility in Vista, California and an approximately 63,000 square-foot facility in San Diego, California. We believe our current facilities are sufficient to meet our current needs. Our Vista facility lease expires on April 30, 2031 and our Waples facility lease expires on October 30, 2031. Both leases have options to extend.

Government Regulation

Regulation of Medical Devices in the United States

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of medical devices are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA) and comparable state agencies. Unless subject to an exemption, medical devices must receive from the FDA prior to marketing either clearance of a premarket notification, known as 510(k), or premarket approval (PMA) pursuant to the FDCA. All medical devices that are regulated by the FDA are also subject to the quality system regulation. We currently operate under an EUA for an unapproved device, which will remain in effect and terminate on the earlier of a determination that the public health emergency has ceased or a change in the approval status of our product. We received an EUA from the FDA on June 10, 2020, as amended on August 20, 2020 and March 26, 2021 (designated as EUA 200248) for our Cue COVID-19 Test Kit for use at the point-of-care with specimens collected using the Cue Wand and for testing of previously collected nasal specimens in viral transport media from individuals who are suspected of having COVID-19 by their healthcare provider. We received a second EUA from the FDA on March 5, 2021 (designated as EUA Number 210180) for our Cue COVID-19 Test Kit for home and over-the-counter use without a prescription with specimens collected using the Cue Wand from adults or children greater than or equal to two years of age (swabbed by an adult) with or without symptoms or other epidemiological reasons to suspect COVID-19. Both EUAs are subject to certain Conditions of Authorization as listed in each EUA letter, including but not limited to conditions related to advertising, printed materials, and promotion.

We expect that many of our future tests will require clearance under 510(k) regulatory pathway, unless exempted or otherwise authorized pursuant to an EUA. Our current products are Class II medical devices and, but for the immediate ability to seek an EUA, would be subject to premarket notification and clearance requirements under section 510(k) of the FDCA. To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” Once the 510(k) submission is accepted for review, the FDA has 90 calendar days by regulation to review and issue a determination. As a practical matter, clearance may take and often takes longer. Upon review, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

Clinical Laboratory Improvements Amendments of 1988

The Cue Health Monitoring system and our Cue COVID-19 Test also are subject to categorization by the FDA pursuant to CLIA and its implementing regulations in the United States which establish quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed. When the FDA authorizes tests for use at the point-of-care under an EUA, such tests are deemed to be CLIA waived tests. As such, such tests can be performed in a patient care setting that is qualified to have the test performed there as a result of operating under a CLIA Certificate of Waiver for the duration of the emergency declaration.

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

Following the United Kingdom’s departure from the European Union on January 31, 2020, the United Kingdom implemented Directive 98/79/EC into U.K. law (along with other European Union legislation on medical devices) through the Medical Devices Regulations 2002. CE marking will continue to be recognized in Great Britain for medical devices until June 30, 2023, following which a UK Conformity Assessment mark will be required for a medical device or in vitro diagnostic device to be marketed in Great Britain.

Privacy Regulation

The HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, health care clearinghouses and healthcare providers, and their respective business associates that access protected health information. In addition, in the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the General Data Protection Regulation (Regulation (EU) 2016/679), or the GDPR, which became effective on May 25, 2018.

U.S. Federal, State and Foreign Fraud and Abuse Laws

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

Transparency Laws and Regulations. The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other “transfers of value” to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and requires applicable manufacturers to report annually ownership and investment interests held by physicians and their immediate family members. We are subject to the Open Payments Program. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

•If the FDA or other regulatory bodies revoke or terminate our EUAs or other regulatory authorizations for our COVID-19 test, or if those authorizations sunset, we will be required to stop commercialization of our Cue Readers and Cue COVID-19 Test Kits unless we can obtain 510(k) or other clearance or approval for our COVID-19 test and its currently authorized uses.

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

•We have historically relied upon a small number of customers for the majority of our current product revenue. As a result, unless and until we can further diversify our customer base and sources of revenue, the loss of any of these customers, or a decline in the amount of our COVID-19 tests purchased by or sold to these customers, could materially adversely affect our business, financial condition and results of operations.

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

•The COVID-19 pandemic or future epidemics or public health emergencies could materially adversely affect our business, financial condition and results of operations.

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

We have a limited operating history. We were incorporated in 2010, but prior to commercialization of our Cue COVID-19 Test Kit for use with our Cue Health Monitoring System in the third quarter of 2020, our activities were largely focused on our research and development efforts, and we only started realizing revenue from commercial product sales in August 2020. While we have been offering our Our COVID-19 test since 2020, we only recently began offering additional at-home test kits. Our limited commercial operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our future revenue potential, profitability or prospects for our future success is subject to significant uncertainty. We have encountered and will continue to encounter significant risks and difficulties frequently experienced by early commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We have incurred significant losses since our inception, and only recently started generating revenue from commercial sales. We may incur additional significant losses in the future, and we may never become profitable on a sustainable basis.

We have incurred significant losses since our inception in 2010, including net losses of $20.6 million and $47.4 million for the years ended December 31, 2019 and 2020, respectively. For the year ended December 31, 2021, we had a net income of $86.4 million. For the year ended December 31, 2022, we had a net loss of $194.1 million. As of December 31, 2022, we had an accumulated deficit of $218.1 million. While we were profitable for the first time in 2021, we cannot assure you that we will be able to continue to be profitable on an ongoing basis, either in the near term or longer term. We may continue to incur losses both in the near term and longer term as we continue to invest significant additional funds to scale up our business, including continuing to build out our commercial organization and corporate infrastructure, continuing to build out our manufacturing capabilities and engaging in continued research and development as we work to expand our menu of available tests and also as we incur additional costs associated with operating as a public company. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the U.S. Food and Drug Administration, or FDA, in June 2020 for our COVID-19 test. Our COVID-19 test includes a Cue Reader and a Cue COVID-19 Test Kit comprised of a Cue COVID-19 Cartridge and a Cue Wand. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure. In addition, we incur significant additional expenses as a public company, as we further grow our business and continue to roll out our COVID-19 tests to the marketplace, pursue new customers and look to develop and commercialize new tests and other products for use with our Cue Integrated Care Platform. We recently expanded our product line to include thirteen at-home test kits for general health and wellness conditions, and there can be no guarantee that there is demand for these solutions and we have less experience marketing, determining pricing for, and selling these offerings. Additionally, we expect to incur certain charges in the upcoming months in connection with our recent workforce reduction actions, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the workforce reduction plan, and there can be no assurance that we will be able to achieve our projected cost savings in connection with the workforce reduction plan or related initiates. Therefore, our losses may continue to increase for at least the near term, if not longer. We are unable to predict whether or when we will become profitable on a sustained basis. Our ability to regain profitability is based on numerous factors, many of which are beyond our control, including, among other factors, market acceptance of our products, the length of the COVID-19 pandemic or future epidemics or public health emergencies, future product development, our market penetration and margins, our ability to expand our customer relationships and our ability to expand our menu of tests. We may not be able to sustain or increase profitability in the future. Our inability to achieve and maintain profitability, whether in the near term or longer term, may make it difficult to continue to grow our business and accomplish our strategic objectives, and could materially adversely affect our business, financial condition, results of operations and future prospects.

If the FDA or other regulatory bodies revoke or terminate our EUAs or other regulatory authorizations for our COVID-19 test, we will be required to stop commercialization of our Cue Readers and Cue COVID-19 Test Kits unless we can obtain 510(k) or other clearance or approval for our COVID-19 test and its currently authorized uses.

Our COVID-19 test is currently marketed in the United States pursuant to two EUAs we received from the FDA in June 2020, for point-of-care use, and in March 2021, for at-home and over-the-counter use without a prescription. We cannot predict how long either of these EUAs will remain in effect, and we may not receive advance notice from the FDA regarding revocation of either or both of our EUAs. If our EUAs are terminated or revoked, we will be required to cease commercialization of our Cue COVID-19 Test Kit, unless and until we have obtained marketing authorization from the FDA through another regulatory pathway. In addition, changing policies and regulatory requirements could require us to obtain a 510(k) or other marketing authorization from the FDA for our COVID-19 test, which could limit, delay or prevent further commercialization of our Cue COVID-19 Test Kit and could materially adversely impact our business, financial condition, results of operations and future prospects. We have four additional Cue test kits that are currently under review by the FDA, as well as two test kits that are currently in clinical studies and one test kit in late-stage technical development. We cannot predict when or whether we will receive EUAs for these tests or if we will be successful in commercialization of these solutions.

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

Our near-term success is dependent on the continued commercialization of our Cue COVID-19 Test Kit. While we recently expanded our Cue Care Capabilities and our product line by launching the sale of thirteen at-home test kits, we derive substantially all of our revenue and cash flows from sales of our Cue COVID-19 Test Kit, and the continued growth in market demand for this product is critical to our success. The continued commercial success of our Cue COVID-19 Test Kit will depend on many factors, some of which are outside of our control, including the following:

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

•the ability of our COVID-19 test to accurately detect different strains of SARS-CoV-2, the virus that causes COVID-19, created by genetic mutation or otherwise, such as the five SARS-CoV-2 variants of concern known as the Alpha, Beta, Gamma, Delta and Omicron variants or other new variants that have emerged or may emerge;

•the ability of consumers and other customers to pay for or otherwise obtain payment coverage or reimbursement from third-party payors for our Cue Readers and/or our Cue COVID-19 Test Kits;

•the length of the COVID-19 pandemic and the extent to which widespread vaccination in the U.S. reduces demand for our COVID-19 test;

•our ability to maintain our EUAs received from the FDA or otherwise obtain requisite future regulatory authorization, as well as our ability to obtain and maintain regulatory authorizations, clearances and approvals in other jurisdictions; and

•our ability to comply with all regulatory requirements applicable to our COVID-19 test, including applicable FDA marketing, manufacturing and post-market surveillance requirements and other requirements of our EUAs.

If our COVID-19 test does not gain broad market acceptance in the marketplace, it could have a material adverse effect on the broader commercial success of the Cue Health Monitoring System and our other current and future test offerings.

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

•the development of a market for our other at-home test kits;

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

•demand from the public and members of the medical community for the Cue Health Monitoring System and adoption of our current and anticipated menu of tests;

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

•unanticipated delays in manufacturing our Cue COVID-19 Test Kits due to causes that may include, but are not limited to, issues with our supply chain, quality assurance, or regulatory compliance;

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

•our ability to price our test kits at an acceptable price;

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

Our future success also depends upon customers and end users of our products having a positive experience with the Cue Integrated Care Platform in order to increase demand for our COVID-19 test as well as drive interest in our other current and future tests. If our COVID-19 test does not meet the expectations of customers and end users, it could discourage them from purchasing additional COVID-19 tests from us or from referring our COVID-19 test to others or utilizing our other current and future tests. Further, dissatisfied customers and end users may express negative opinions through social media or word of mouth. Any failure to meet customer and end user expectations and any resulting negative publicity could harm our reputation and future sales. Finally, there is no guarantee that we will receive required premarket authorizations from the FDA or equivalent foreign regulatory authorities for any future tests we may develop and submit to those authorities.

Our revenue for at least the near term will almost exclusively depend on sales of our COVID-19 test until we can develop, obtain regulatory clearance or other appropriate authorization for, and successfully commercialize additional tests.

We expect that sales of our COVID-19 test will account for almost all or the substantial majority of our revenue until at least such time as we can commercialize additional tests or other products and generate market acceptance of such test kits. As a result, our ability to execute our growth strategy and become profitable in the near term will depend upon consumer adoption of the Cue Health Monitoring System and positive experiences with our COVID-19 test. We currently have a relatively small number of customers, and we may not be able to successfully acquire new customers in a timely manner or at all. If we are unable to expand our customer base, we may not be able to increase our revenue. Adoption and use of our COVID-19 test will depend on several factors, including, but not limited to the accuracy, affordability and ease of use of our Cue Health Monitoring System as compared to other products, and coverage and reimbursement policies with respect to our Cue Health Monitoring System, our Cue COVID-19 Test Kit, and products that compete with our COVID-19 test.

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

For the years ended December 31, 2022, 2021 and 2020, the U.S. DoD accounted for approximately 19%, 61% and 39% of our total revenue, respectively. A single non-government enterprise customer accounted for approximately 52% and 24% of our total revenue during the years ended December 31, 2022 and 2021. We have fulfilled our obligations and received our final payment under the initial DoD Agreement. As a result, our public sector revenue has declined significantly and we will be largely dependent on new and existing private sector customers for our revenue. Should we enter into a follow-on Federal Acquisition Regulation, or FAR-based, contract, the U.S. DoD will have the right to purchase up to 45% of our quarterly production for the duration of the contract at a specified discount to the lowest price offered by us to a commercial customer for the same products, equivalent quantities and comparable terms of sale, subject to a price floor. We have not yet commenced negotiations for a FAR-based contract and there is no guarantee that the U.S. DoD will enter into a FAR-based contract or any other agreements. Any such additional contract with the U.S. DoD could constrain our ability to grow our business with non-U.S. government customers. We will need to significantly expand our customer base in order for our business to succeed. Unless and until we can further expand and diversify our customer base and sources of revenue, the loss of our other major customers, or a significant reduction in the amount of our products purchased by our major customers, would have a material adverse effect on our business, financial condition and results of operations and could have a material adverse effect on our future prospects.

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

We recently expanded our Cue Care capabilities and our product line by launching the sale of thirteen at-home test kits, in addition to our current COVID-19 test. We anticipate continued growth in our business operations. Our recent rapid growth has, and our continued growth is expected to, place significant strain across our organizational, administrative, and operational infrastructure. Our ability to manage our growth properly will require us to implement additional operational, financial, and managerial controls, as well as our reporting systems and procedures, and to continuously improve these controls, systems and procedures.

Our growth requires us to continue to expand our manufacturing capacity, our corporate infrastructure, hire significant additional personnel in a wide range of areas, implement new technology systems and automate equipment processes. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in January 2023 we undertook a workforce reduction plan to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. We may need to take additional restructuring actions in the future to align our business with the market. In addition, we will need to continue to implement customer service, billing, and general process improvements and expand our internal quality assurance program. Among other areas, customer service could prove to be particularly important to us given that the Cue Health Monitoring System has only very recently been introduced to the commercial market and the lack of experience some of our potential customers will have with our products and its benefits. While we are currently undertaking improvements to our facilities, including development of additional production pods, as part of our rapid growth, such improvements may be delayed for reasons that are outside of our control. As a result of the foregoing, we cannot assure you that we will be successful in implementing any necessary increases in scale, expansion of personnel, equipment, facilities, systems or process enhancements.

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

Our products may be subject to recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety or effectiveness issues with our products, could have a significant adverse impact on us.

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

If we initiate a recall, including a correction or removal, for one of our commercialized products, issue a safety alert, or undertake a field action or recall to reduce a health risk, such action could lead to increased scrutiny by the FDA, other governmental and regulatory enforcement bodies, product liability attorneys and/or our customers regarding the quality and safety of our products, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports could be used against us by competitors and cause customers to delay purchase decisions or cancel orders, which would harm our reputation and impact revenues.

The use of the Cue Health Monitoring System and Cue Virtual Care Delivery Apps requires users to follow instructions, and not adhering to such instructions may lead to negative outcomes, which could harm our business. In addition, if product users view our products as difficult to use or invasive, it could affect the degree of utilization and market adoption of our products.

The successful use of the Cue Health Monitoring System and Cue Virtual Care Delivery Apps depends on each user following the instructions provided. Any user could experience difficulty performing a test using our Cue Health Monitoring System and Cue Virtual Care Delivery Apps if they fail to follow the instructions, or otherwise misuse the test. If healthcare stakeholders or other users utilize our tests incorrectly, or without adhering to our instructions, their test result outcomes may not be consistent with the outcomes achieved in our clinical trials. For example, if a user removes the Cue Wand from the Cue Cartridge while conducting a test on the Cue Health Monitoring System, which our instructions explicitly state not to do, these components could be exposed to genetic material and the result of the user’s test could return a false positive. Additionally, healthcare stakeholders and customers could find the Cue Health Monitoring System difficult to use or invasive, or they may ultimately prefer a different diagnostic testing system. This could harm our ability to achieve the broad degree of adoption necessary for commercial success or cause negative publicity and word-of-mouth as a result of our tests not meeting user expectations and accordingly, our operating results and financial condition could be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

The Cue Health Monitoring System and the Cue Virtual Care Delivery Apps rely on access to the Internet, mobile networks and Bluetooth for connectivity.

The ability to conduct testing using the Cue Health Monitoring System and the availability of the Cue Virtual Care Delivery Apps depends on access to the Internet, mobile networks and Bluetooth connectivity, and storage of data in the “cloud.” Our services are designed to operate without interruption. If performance of our products is adversely affected due to lack of availability of Internet access, mobile networks or Bluetooth connectivity for any reason, or security concerns arise relating to our products reliance on these means of connectivity and data storage, our relationship with customers and users of our products and our reputation could be materially adversely affected.

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

Our market success is dependent upon government and commercial third-party payors providing coverage and adequate reimbursement for our Cue Readers and Cue Test Kits. While the reimbursement status for COVID-19 tests generally is still evolving, our COVID-19 test and other at-home test kits are not currently being reimbursed by federal or state health care programs or third-party payors for at-home and over-the-counter use in the United States. However, we expect that in the future healthcare providers that purchase our COVID-19 test will look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organization, or ACOs, and other healthcare-related organizations, to cover and pay for our COVID-19 test. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. Sales volumes and prices of our COVID-19 test will depend in large part on the availability of coverage and reimbursement from such third-party payors. These third-party payors decide which products will be covered and establish reimbursement levels for those products. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a clinical laboratory test is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Even if a third-party payor covers a particular test or procedure, the resulting reimbursement payment rates may not be adequate. Coverage criteria and reimbursement rates for diagnostic tests are subject to adjustment by payors, and current reimbursement rates could be reduced, or coverage criteria restricted in the future, which could adversely affect the market for our COVID-19 test or any test we may receive governmental or other regulatory approval for in the future. In addition, the reimbursement rate for our at-home test is uncertain. Third-party payors may require additional clinical or other data in order to cover any of our COVID-19 tests or any future test we may develop in certain settings.

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

To ensure adequate supply, we must forecast inventory needs and manufacture the components of the Cue Health Monitoring System based on our estimates of future demand. Our ability to accurately forecast demand for the Cue Health Monitoring System, including the demand for any one or more of our current or future tests, could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer and user demand for our tests or for products of our competitors, our failure to accurately forecast market acceptance of new products, unanticipated changes in general market conditions, including the production and distribution of additional efficacious vaccines or other treatments for COVID-19, seasonal demands, or regulatory matters and weakening of economic conditions or user confidence in future economic conditions. In addition, we anticipate that we will experience fluctuations in customer and user demand based on seasonality, as well as general expectations around the severity and prevalence of, COVID-19 remains unknown. However, for example, to the extent we are able to commercialize a test for influenza, we would expect our forecasts of inventory for the fall and winter seasons to reflect a significant increase in inventory for that product relative to our forecasts for the spring and summer seasons. As we only recently begun offering additional at-home test kits for thirteen other general health and wellness conditions, our estimates of market demand are untested. If our expectations do not materialize, our inventory forecasts may be inaccurate, resulting in shortages or excesses of inventory. Inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand.

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

We will seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become excessive, obsolete or expire. As an example, our Cue COVID-19 Cartridges sold in the United States and Canada currently have a nine-month shelf life within which they must be used before they expire, and in India they currently have a four-month shelf life. Any such expiration or obsoleteness of any of our products could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

We believe our flexible platform enables us to launch different tests for other infectious diseases in addition to COVID-19 as well as for additional clinical uses, including in the areas of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. Capitalizing on the flexibility of our Cue Integrated Care Platform is a key pillar to our strategy. We will be required to conduct significant additional research and development activities and obtain necessary regulatory clearances or other required authorizations or approvals before we are able to commercialize additional tests. Developing new tests requires substantial technical, financial and human resources, whether or not any tests are ultimately developed or commercialized, which may divert management’s attention away from other aspects of our business. We may pursue what we believe are promising opportunities only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that certain tests or the Cue Integrated Care Platform in general has risks that were previously unknown or underappreciated. In addition, even if we successfully develop new tests, we will not be able to commercialize them unless we obtain the necessary regulatory clearance or other required authorization or approval. If we are unable to successfully develop or commercialize new tests for whatever reason, we may not be able to realize what we anticipated to be the full potential of the Cue Integrated Care Platform and our business, financial condition, results of operations and future prospects may be materially adversely affected.

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

We were a private company from our inception until the closing of our initial public offering (“IPO”) on September 28, 2021, and, as such, we previously had not had the internal control and financial reporting requirements that are required of a publicly traded company. We are required, under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

As previously reported, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements; and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

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

During the fourth quarter of 2022, we completed the aforementioned walkthroughs and identified relevant risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective, and delivering targeted training to process/control owners, related to, but not limited to, financial accounting, manual journal entries, segregation of duties and information technology general controls.

We have dedicated resources and continue to engage external advisors to assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of the financial organization to help address these material weaknesses.

We cannot assure you that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other controls or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls, if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, or if we fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Additionally, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, we may not be able to maintain the quality of our products or satisfy customer demand and our business may otherwise be materially harmed.

Furthermore, the implementation of our workforce reduction plan or related initiatives may have adverse consequences on our employees morale, our culture, and our ability to attract and retain employees.

If we are unable to build-out our sales and marketing and customer support capabilities or enter into agreements with third parties for these services, we may not be successful in commercializing our COVID-19 test or our future products.

We currently have only a limited sales and marketing infrastructure, and have very limited experience in the sales, marketing, customer support or distribution of diagnostic or other commercial stage products. To achieve commercial success for our COVID-19 test or any of our other current or future tests, we must build our sales, marketing, customer support, managerial and other capabilities or make arrangements with third parties to perform these services. We currently have limited internal sales and marketing and customer support teams in place and are in the process of hiring more employees in the near-term and plan to hire additional individuals in the future as we continue to grow our business.

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

The DPA is a federal statute that confers upon the President of the United States a broad set of authorities to influence domestic industry in the interest of national defense. “National defense” can include emergency and disaster response and, since the start of the current COVID-19 crisis, this authority has been used on several occasions to address the public health crisis. Through the DPA, the executive branch has struck agreements with multiple companies to accelerate COVID-19 countermeasures, like N95 protective masks, testing swabs, and vaccine development, and, in September 2020, used the DPA to acquire point-of-care diagnostic testing instruments from two diagnostics industry competitors for placement in nursing homes. The government may apply the DPA, or another law or program, to our other existing contracts or a new contract to acquire our testing instruments or to direct us to distribute our products in a particular manner, and we may be likewise required to prioritize distribution to certain government agencies or other recipients, or to allocate inventory, supplies or facilities for government or government-directed use. The DPA provides that orders pursuant to the statute must “meet regularly established terms of sale or payment” and further provides that no person “shall be held liable for damages or penalties for any act or failure to act resulting directly or indirectly from compliance with a rule, regulation, or order” under the DPA. However, compliance with the DPA could potentially cause business disruption, interfere with our commercial sales and marketing efforts, and depending on the demand, could even prevent or delay our ability to sell our products commercially, or may have other implications that significantly affect our commercialization and development efforts and general ability to conduct our business operations as planned. For example, government-directed use of our products under such a program may result in our Cue Readers not being placed in settings where they will be used often for additional tests following the COVID-19 pandemic, which would adversely affect our long-term commercial plan that is based on increasing our installed base to roll out additional tests for use on the Cue Health Monitoring System. In addition, such government requirements may adversely affect our regular operations and financial results, result in differential treatment of customers and/or adversely affect our reputation and customer relationships. It is also possible that any change in the current administration could impact the manner in which the government uses the DPA and its other authorities, and result in additional or different risk to us.

The COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations.

Like other companies, our business has been and will continue to be affected by the COVID-19 pandemic. For example, the spread of COVID-19 has caused us to modify our business practices (including on-site employee and visitor testing, employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences) and terminate our clinical study for our influenza test. Future planned clinical studies may also be postponed due to, among other things, low infection prevalence and/or the shuttering of research facilities where clinical studies are conducted. Postponement of such studies may delay us from completing development and seeking regulatory clearances or approvals for our tests currently in development and future products. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, consumers and partners. The degree to which COVID-19, or future public health emergencies, will impact our business and operations going forward is unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the outbreak, the emergence of novel variants, the degree of severity of the outbreak and existing and new variants, the development and administration of existing and new therapeutic treatments and vaccines, the actions taken by national, regional, and local governments and health officials to contain the virus or treat its impact, how quickly and to what extent normal economic and operating conditions can resume, whether the supply of components and raw materials will remain sufficient to satisfy demand and any impact on its pricing, and whether any of our third-party manufacturers experience any business interruptions which result in the delay of delivery of our products or components. Even after any public health emergency, such as the outbreak of COVID-19, has subsided, we may experience material impacts to our business as a result of its global economic impact, including any recession or other negative widespread economic impacts that may occur as a result of the pandemic.

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

We depend on our information systems for the effective and efficient functioning of our business, including the manufacture, distribution and maintenance of the components of the Cue Health Monitoring System, as well as for accounting, data storage, compliance, purchasing and inventory management. Our information systems and those of third parties upon whom we rely may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions and other cyber-attacks. We could be subject to an event that involves unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in the release of our confidential information. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. We have been and may in the future be the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Third parties upon whom we rely or with whom we have business relationships, including our customers, collaborators, suppliers, vendors and others, are subject to similar risks that could potentially have an adverse effect on our business.

Technological interruptions, bugs or vulnerabilities could disrupt our operations, including our manufacturing operations, our ability to timely ship and track product orders, our ability to manage project inventory requirements, our ability to manage our supply chain and our ability to otherwise adequately service our customers or disrupt our customers’ ability use the Cue Health Monitoring System or the Cue Integrated Care Platform.

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

In the ordinary course of our business, we and our vendors collect, use, generate, transfer, and disclose, or process sensitive data, including protected health information, or PHI, and medical information, personal information, intellectual property and proprietary business information owned or controlled by us or our customers. In addition, we offer online customer-facing portals accessible through private and web portals. It is critical that we process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial and financial information.

Although we take measures designed to protect such information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our vendors may be vulnerable to natural disasters, war, terrorism, telecommunications and electrical failures, ransomware, nation-state attacks, social engineering, denial-of-service attacks, phishing attacks, cyber-criminals, cyber-attacks by hackers or viruses, or breaches due to employee error, malfeasance or other disruptions. We also face the ongoing challenge of managing access controls to our information technology systems. If we do not successfully manage these access controls it further exposes us to risk of security breaches or disruptions. Any such security breaches or disruptions could compromise the security or integrity of our networks or result in the loss, misappropriation, and/or unauthorized access to or use, modification or disclosure of, or the prevention of access to, sensitive data or confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). For example, any such event that leads to unauthorized access to or use or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. If our or our vendors’ information systems are breached, sensitive data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to affected individuals, appropriate state and federal regulatory authorities or law enforcement agencies, if appropriate, following any such event, whether due to delayed discovery or a failure to follow existing protocols, it could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies or other regulatory authorities, customers or third parties. Any of the foregoing could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse effect on our business, financial condition, results of operations and prospects.

Cyber-attacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored or affiliated organizations, organized crime, hackers or “hactivists” (activist hackers), through the use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. The techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data.

Additionally, some of our employees work remotely, which may pose additional data security risks. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our vendors have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner. New techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems.

As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cyber-attacks also increases. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal information. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business. Additionally, federal, state, local, and international laws, rules, regulations, guidance and opinions regarding privacy and information security, or collectively, Data Protection Laws, external and internal privacy and security policies, representations, certifications, standards, publications and frameworks, or collectively, Privacy Policies, and contractual obligations to third parties related to privacy and information security, or collectively, Data Protection Obligations, may require us to implement specific security measures or use specific standards to protect against security breaches, which may be costly or difficult to implement without adversely affecting our operations.

We expect that we may have numerous vendors and other third parties who receive personal data from us in connection with the products we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to a cloud hosted by vendors. Some of these vendors and third parties also have direct access to our systems. Due to applicable Data Protection Laws and Data Protection Obligations, we may be held responsible for any information security failure or cyber-attack attributed to our vendors as they relate to the information we share with them. In addition, because we do not control our vendors and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary, or sensitive data, including personal information, or prevent cyber-attackers from gaining access to our infrastructure or data through our vendors or other third parties.

Regardless of whether an actual or perceived cyber-attack is attributable to us or our vendors, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products, lead to loss of customer confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products being unavailable. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents. The costs related to significant security breaches or disruptions could be material and exceed the limits of any cybersecurity insurance we maintain, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert the attention of management from the operation of our business and cause us to incur significant costs, any of which could affect our financial condition, operating results and our reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, or EAR, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, or OFAC, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national export, import, sanctions, anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, representatives, business partners and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.

We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners and third-party intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Furthermore, U.S. export control laws and economic sanctions in many cases prohibit the export of software and services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. As such, an export license may be required to export, re-export or transfer our products to certain countries or end-users or for certain end-uses. If we were to fail to comply with such export control laws and regulations or trade and economic sanctions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export and/or import privileges. Compliance with the EAR, OFAC sanctions, and other applicable regulatory requirements regarding the import and export of our products or the performance of services, may create delays in the introduction of our products and services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these products and services throughout their global systems or, in some cases, prevent the export of the products and services to some countries or users altogether.

Any violations of the laws and regulations described above may result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, damages, adverse media coverage, investigations, substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We may in the future consider raising additional capital for any number of reasons and to do so, we may seek to sell common or preferred equity or convertible debt securities, enter into one or more credit facilities or another form of third-party funding, or seek other debt financing. We may also need to raise capital sooner or in larger amounts than we anticipate for numerous reasons, including because of lower demand for our COVID-19 test, absence of demand for our other at-home test kits, the cancellation of any of our contracts with our largest customers, through no fault of our own, or as a result of failure to obtain regulatory approvals for our other tests, or other risks described in this report.

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

•the costs of the sales and marketing activities associated with commercializing the Cue Health Monitoring System, including our suite of at-home test kits;

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

Agreements entered into in connection with debt financings may contain restrictive covenants and financial covenants. Our 2022 Revolving Facility Agreement imposes restrictions on us, including customary affirmative and negative covenants, which include restrictions on our ability to dispose of assets, effect certain mergers, incur indebtedness, grant liens, pay dividends and distributions on our capital stock, make certain investments and acquisitions, or enter into transactions with affiliates, in each case subject to customary exceptions, and require us to maintain compliance with specified financial covenants. Our obligations under the 2022 Revolving Credit Facility Agreement are secured by substantially all of our assets, and will be guaranteed by, and secured by substantially all of the assets of, our future domestic subsidiaries. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control. The occurrence of an event of default could result in the acceleration of our obligations under the 2022 Revolving Facility Agreement, the termination of the lenders’ commitments, a 2% increase in the applicable rate of interest and the exercise by Agent and the lenders of other rights and remedies provided for under the 2022 Revolving Facility Agreement or applicable law. Although we currently are in compliance with our 2022 Revolving Facility Agreement, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

We may borrow additional amounts in the future (which would be subject to lender approval) and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•requiring a portion of our cash flow from operations to make interest payments on this debt; and
•increasing our vulnerability to general adverse economic and industry conditions.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in U.S. federal, state, local and non-U.S. law may increase our effective tax rate and our results of operation. For example, in 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Code. The TCJA contained significant changes to corporate taxation, including, beginning in 2022, eliminating the option to deduct research and development expenditures currently and instead requiring taxpayers to capitalize and amortize them over five years. In addition, in 2022, the United States enacted the Inflation Reduction Act, or the IRA, which, among other things, imposed a one-percent excise tax on certain stock repurchases made by U.S. publicly-traded corporations on or after January 1, 2023. Such new tax laws and regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules or regulations could be interpreted, changed, modified or applied adversely to us, which could materially impact our business, cash flow, financial condition or results of operations.

Our ability to use our net operating losses, or NOLs, and certain other tax attributes to offset future taxable income is subject to certain limitations.

As of December 31, 2022, we had federal and state NOL carryforwards of approximately $51.9 million and $141.6 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $5.8 million will begin to expire in 2037 while federal NOLs generated after 2017 of $46.1 million will carryforward indefinitely. The state NOL carryforwards of $141.6 million will begin to expire in 2032 unless previously utilized. At December 31, 2022, the Company also had federal research tax credit carryforwards of $1.7 million. The federal research tax credit carryforwards begin to expire in 2032, if not utilized. At December 31, 2022, the Company also had various CA state tax credit carryforwards of $3.4 million.

In general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by stockholders holding 5% or more over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have conducted a study and determined that, through December 31, 2022, such ownership changes occurred in 2014 and 2018. Accordingly, our ability to use certain of our NOLs and other tax attributes to offset our taxable income is limited by Sections 382 and 383 of the Code. We may also experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, our ability to use our pre-change NOLs and other tax attributes to offset taxable income may be subject to limitations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. In addition, for state income tax purposes, state NOLs generated in one state cannot be used to offset income generated in another state, and there may be limitations on the use of state NOLs under state law. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales.

States and various local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We file sales tax returns in certain states where we have been advised or have determined we have an obligation to do so. However, we do not collect sales or other similar taxes in all states, and one or more states or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. A successful assertion that we should be collecting additional sales or other taxes on our products in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, financial condition and results of operations.

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

We have only limited experience in manufacturing our products in commercial quantities. We first began commercializing the Cue Health Monitoring System in June 2020 and only recently expanded our product line in 2023. We currently lease and operate three manufacturing facilities for the production of our Cue Cartridges: our Nancy Ridge facility, Vista facility and Waples facility. Given our limited commercial manufacturing experience and rapid ramp up of our manufacturing capabilities, we may be more susceptible to encountering production delays, interruptions or shortfalls than other companies with a longer track record of manufacturing products at commercial scale. Such production delays, interruptions or shortfalls may be caused by many factors, including the following:

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

Our products contain some components and raw materials that we purchase globally from single-source direct and indirect suppliers, some without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of microchips has been reported since early 2021. The semiconductor supply chain is complex and has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances where supply of and demand for semiconductors has been widely out of balance. Wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support demand from all of their customers. Wafers have a long lead time for production which further exacerbates the shortage. The full extent to which this global shortage might impact us is not yet known. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products. Moreover, our ramp up in production of our Cue Cartridges, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we have limited manufacturing experience outside of our Nancy Ridge manufacturing facility and we may experience supply chain and procurement issues at the Nancy Ridge Facility as well as at our Vista and Waples facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain components and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. On March 24, 2020, the U.S. Department of Health and Human Services, or U.S. HHS, declared that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. In 2020, we received an EUA from the FDA for our COVID-19 test for use at the point-of-care with specimens collected using the Cue Wand from individuals who are suspected of having COVID-19 by their healthcare provider. The FDA subsequently granted an amendment to our EUA to add testing of previously collected nasal specimens in viral transport media from individuals who are suspected of having COVID-19 by their healthcare provider. In 2021, we received an EUA for our

COVID-19 test for home and over-the-counter use by individuals aged two years or older with or without symptoms or other epidemiological reasons to suspect COVID-19 and without a prescription. We cannot predict how long the EUAs for our COVID-19 test will remain in place.

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

There can be no assurances that the FDA will authorize any request for additional and/or amended EUAs and if we do not receive such authorization, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In addition, there can be no guarantee that the FDA will act with the same responsiveness with respect to our other EUAs for other test kits.

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

From time to time, legislation is drafted and introduced in the United States that could significantly change the statutory provisions governing any regulatory approval or clearance that we receive in the United States. For example, in December 2022, as part of the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the U.S. Congress imposed new requirements for medical devices that include software, including software as or in a device; have the ability to connect to the internet; and contain technological characteristics that could be vulnerable to cybersecurity threats. Among other things, in the future, premarket submissions for these “cyber devices” will have to include information about cybersecurity and plans to address cybersecurity vulnerabilities. Legislative changes such as this, along with any changes the FDA may make to its clearance and approval policies, procedures and/or regulations which may prevent or delay approval or clearance of our tests under development or impact our ability to modify our currently approved or cleared tests on a timely basis.

Modifications to our Cue Health Monitoring System and any current or future tests may require new regulatory authorizations, clearances or approvals or may require us to recall or cease marketing our Cue Health Monitoring System or any current or future tests until authorizations, clearances or approvals are obtained.

Once our Cue Health Monitoring System or any current or future tests are initially authorized, cleared or approved, modifications to such products may require new regulatory authorizations, approvals or clearances, including additional EUAs, 510(k) clearances or PMA approvals, or may require us to recall or cease marketing the modified devices until these authorizations, clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new authorization, approval, supplement or clearance. A manufacturer may determine that a modification would not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We may make modifications to our tests in the future. For example, we are developing additional software components to our tests, which may require new clearances or approvals from the FDA. If the FDA requires new authorizations, clearances or approvals for the modifications, we may be required to recall and to stop marketing our tests, as modified, which could require us to redesign our tests and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

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

Although full compliance may not be required under an EUA, we are required to comply with some requirements of the FDA’s QSR, which covers the methods used in, and the facilities and controls used for, the design, testing, manufacture, quality assurance, labeling, packaging, sterilization, storage and shipping of our tests. The FDA enforces the QSR through periodic announced and unannounced inspections of our manufacturing facilities. The failure by us or one of our current or future manufacturers or suppliers to comply with the QSR or other applicable statutes and regulations administered by the FDA and other regulatory authorities, or the failure to timely and adequately respond to any adverse inspectional observations, could result in, among other things, any of the following enforcement actions:

•untitled letters, warning letters, injunctions, civil penalties and criminal fines;

•customer notifications or repair, replacement, refunds, recall, detention or seizure of our tests;

•operating restrictions or partial suspension or total shutdown of production;

•refusing or delaying our requests for approval of a PMA or 510(k) clearance of new products, modified products or new indications of authorized products;

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

In order to facilitate the rapid and thorough public health response to the COVID-19 pandemic, the CARES Act requires every laboratory that performs or analyzes a test that is intended to detect SARS-CoV-2 or to diagnose a possible case of COVID-19 to report the results from each such test to the Secretary of U.S. HHS. The CARES Act also authorized the HHS Secretary to identify the form and manner, as well as the timing and frequency, of such reporting. Based on subsequent guidance issued by the U.S. HHS on June 4, 2020, all laboratories, including testing locations operating as temporary overflow or remote locations for a laboratory, and other facilities or locations performing testing at point-of-care or with at-home specimen collection related to SARS-CoV-2, must report data for all testing completed, for each individual tested, within 24 hours of results being known or determined, on a daily basis to the appropriate state or local public health department based on the individual’s residence. If governmental authorities conclude that our reporting processes do not comply with applicable law, we may be subject to penalties and other damages.

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

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and/or foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

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

Conducting successful clinical trials will require the enrollment of large numbers of subjects, and suitable subjects may be difficult to identify and recruit. Subject enrollment in clinical trials and completion of subject participation depends on many factors, including the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the indication of the underlying test, the availability of appropriate clinical trial investigators, support staff, proximity of subjects to clinical sites, the ability of sites to comply with the eligibility and exclusion criteria for participation in the clinical trial, and subject’s ability and willingness to comply with protocol requirements. In addition, subjects may not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

In addition, our clinical trials may in the future be affected by the COVID-19 pandemic or other epidemics or pandemics that may occur. For example, the COVID-19 pandemic may impact subject enrollment. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, subjects may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. As a result, potential subjects in our clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some subjects may not be able or willing to comply with clinical trial protocols if quarantines impede subject movement or interrupt healthcare services. We are unable to predict with confidence the duration of any such potential subject enrollment delays and difficulties, whether related to COVID-19 or otherwise. Delays in subject enrollment or failure of subjects to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our tests or result in the failure of the clinical trial.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not develop such protocols that are adequate to support clearance and approval. Further, the FDA may require us to submit data on a greater number of subjects than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate for approval. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; statutory, regulatory, and policy changes; and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result of these and other factors. In addition, funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies have occurred in recent years and may continue to occur in the future due, for example, to political disagreements in Congress concerning the federal budget or to the occurrence of public health emergencies like COVID-19. These disruptions may slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities continues to be impacted by global health concerns or other considerations, it could significantly impact the ability of these regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We expect to rely on third parties in conducting future clinical studies of diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform such clinical studies satisfactorily.

We do not have the ability to independently conduct clinical studies that may be required to obtain FDA and other regulatory clearance or approval for future diagnostic products. Accordingly, we expect that we would rely on third parties, such as, laboratories, clinical investigators, clinical research organizations (“CROs”), consultants, and collaborators to conduct such studies if needed. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities but will not relieve us of our responsibilities. We will remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with “good clinical practice” standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of patients in clinical studies are protected. Furthermore, the third parties upon which we rely for clinical trials may also have relationships with other entities, some of which may be our competitors. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to comply with regulatory requirements or otherwise fail to conduct the study to current GCP standards or are delayed for a significant time in achieving full enrollment or executing our trials, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We are subject to stringent and changing Data Protection Laws, Privacy Policies and Data Protection Obligations. The actual or perceived failure by us or our vendors, to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

We are subject to numerous Data Protection Laws that govern the processing of personal information, individually identifiable information and health information and Data Protection Obligations. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these Data Protection Laws could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business.

As we seek to expand our business, we are, and will increasingly become, subject to various Data Protection Laws as well as Data Protection Obligations, relating to the processing of sensitive and personal information in the jurisdictions in which we operate. In many cases, these laws, regulations and standards apply not only to disclosures to third parties, but also to transfers of information between or among our entities and other parties with which we have commercial relationships. These Data Protection Laws may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that will materially and adversely affect our business, financial condition and results of operations. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. These laws and regulations include the Health Insurance Portability and Accountability Act of 1996, or

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, or collectively referred to as the HIPAA Rules, which establish a set of national privacy and security standards to safeguard PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates and their subcontractors with whom such covered entities contract for services that involve the creation, receipt, maintenance or transmission of PHI for or on behalf of a covered entity or another business associate. HIPAA requires covered entities and business associates to, among other things, develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic PHI. As this applies to our business, we are required to maintain security standards for any PHI that we create, receive, maintain or transmit. For example, we plan to offer cloud-based portal software to help our customers more efficiently use our products. The software will maintain security safeguards that are designed to be consistent with the HIPAA Rules, but we cannot guarantee that these safeguards will not fail or that they will not be deemed inadequate in the future. In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by the U.S. HHS, and our customers. The U.S. HHS Office for Civil Rights may impose significant penalties on entities subject to HIPAA for a failure to comply with a requirement of the HIPAA Rules. Penalties will vary significantly depending on factors such as the date of the violation, whether the entity knew or should have known of the failure to comply, or whether the entity’s failure to comply was due to willful neglect. A single breach incident may violate multiple standards. In addition, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face significant criminal penalties and imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Additionally, if we are unable to properly protect the privacy and security of the PHI of our customers, we could be found to have breached our contracts. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act, or CMIA, which is a state version of the HIPAA Rules, that protects “medical information” held by providers of health care, health plans, and subcontractors, specifically regulates mobile applications used for, among other things, the diagnosis of medical conditions as “health care providers” pursuant to Section 56.06 of the Civil Code. This means that we are subject to additional privacy requirements that are not otherwise applicable to business associates under the HIPAA Rules. If, for example, we were to disclose information to a third party where such disclosure is not permitted by CMIA, we could be subject to administrative fines and/or civil penalties per violation that vary based on whether the disclosure was due to negligence, was done knowingly and willfully, or was knowingly and willfully and “for purposes of financial gain.” The CMIA also imposes criminal penalties. Section 56.36 provides that any violation of the CMIA’s nondisclosure provisions that results in an economic loss or personal injury to a patient is punishable as a misdemeanor. Moreover, unlike HIPAA, CMIA authorizes a private right of action for any violation of its provisions, including inappropriate access to, use, or disclosure of “medical information.” Actual injuries are not required to bring an action under CMIA. The courts may award nominal damages of $1,000 per person, plus costs and attorney’s fees for a negligent disclosure and may award compensatory and punitive damages, plus attorneys costs and attorneys fees for economic losses or personal injury resulting from the disclosure. This private right of action may increase the likelihood of, and risks associated with, litigation in association with any data breach.

Another California law, the California Consumer Privacy Act of 2018, or CCPA, which increases privacy rights for California residents and imposes stringent data privacy and security obligations on companies that process their personal information, came into effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information although there are some exceptions to the CCPA for health care providers subject to CMIA or business associates subject to HIPAA. In addition, laws governing online privacy, such as the California Online Privacy Protection Act, or CalOPPA, applies to our mobile application and online services. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted. For example, California voters approved the California Privacy Rights Act of 2020, or CPRA, that went into effect on January 1, 2023. Among other things, the CPRA gives California residents the ability to limit the use of their sensitive information for secondary purposes, provides for penalties for CPRA violations concerning California residents, and establishes a new California Privacy Protection Agency to implement and enforce the law. As the number and breadth of California privacy law increases, it is possible that we may be subject to additional standards or enforcement authorities under laws such as CCPA or CPRA in the future with respect to some of the information that we collect or maintain.

Although California often leads the nation in privacy laws, other state laws are also changing rapidly. Additional states are enacting more stringent consumer privacy laws, and there is continuing discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.

Laws, regulations and standards in many other jurisdictions also apply broadly to the processing of personal information, which impose significant compliance obligations. For example, in the European Economic Area, or EEA, and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. The GDPR imposes stringent data privacy and security requirements on companies in relation to the processing of personal data of data subjects within the EEA and the United Kingdom. The GDPR, together with national legislation, regulations and guidelines of the EEA member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. The law is also developing rapidly and, in July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the standard contractual clauses, or SCCs, approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission recently proposed updates to the SCCs. Such developments may cause us to have to make further expenditures on local infrastructure, limit our ability to process personal data, change internal business processes or otherwise affect or restrict sales and operations. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any Data Protection Laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential information, whether by us, one of our vendors or another third party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or four percent of annual global turnover, whichever is higher. Following the exit of the United Kingdom from the EU, however, aspects of the future regulation of data in the United Kingdom and the relationship of the United Kingdom and the EU remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. Other countries also are considering or have passed legislation requiring local storage, processing or security of data, or similar requirements, which could increase the cost and complexity of delivering our products.

We make public statements about our use and disclosure of personal information through our Cue Virtual Care Delivery Apps and external Privacy Policies. Although we endeavor to comply with our external Privacy Policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our external Privacy Policies that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure, real or perceived, by us to comply with our external Privacy Policies, Data Protection Laws, or consumer protection-related laws and regulations applicable to us could cause our customers to reduce their use of our products and could materially and adversely affect our business, financial condition and results of operations. In many jurisdictions, enforcement actions and consequences for non-compliance can be significant and are rising. In addition, from time to time, concerns may be expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers if certain unencrypted personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states frequently amend existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify affected customers, regulators, credit reporting agencies or other affected individuals of a security breach. Such notifications are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse effects, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable Data Protection Laws, Data Protection Obligations or other legal obligations. In addition, although we may have contractual protections with our vendors, contractors and consultants, any actual or perceived security breach by our subcontractors could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our vendors, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of Data Protection Laws and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving Data Protection Laws may be unsuccessful. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business.

We cannot assure you that our third-party partners and vendors with access to our or our customers’, suppliers’ and employees’ personal information and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us or violate Data Protection Laws, or that they will not experience security breaches or attempts thereof, which could affect our business, including putting us in breach of our obligations under the Data Protection Laws, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy- and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

•the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Statute, the Procurement Integrity Act, the False Claims Act (“FCA”) and the FCPA; and

•laws, regulations and executive orders restricting the exportation of certain products and technical data.

Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Selling to government entities may also require us to comply with various regulations that are not applicable to sales to non-government entities and the government entities may have statutory, contractual or other legal rights to terminate contracts with us or our distributors and resellers for convenience or due to a default.

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards, including relating to our accounting practices, such as unique accounting requirements regarding allowable and unallowable costs, and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenue reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event the U.S. government determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, it would be entitled to recoup any overpayment from us as a result.

Complying with these regulations may also require us to put in place controls and procedures to monitor compliance with applicable regulations that may be costly or not possible. Failure to comply with the terms of our government contracts or applicable regulations, or an unfavorable audit may subject us to civil and criminal penalties and administrative sanctions, including termination of our agreements, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies. In addition, the qui tam provisions of the civil FCA authorize a private person to file civil actions on behalf of the federal and state governments and retain a share of any recovery, which can include treble damages and civil penalties.

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

Healthcare providers and third-party payors play a primary role in the distribution, recommendation, ordering and purchasing of any medical device that we may commercially distribute. Through our arrangements with healthcare professionals and customers, we are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell and distribute our marketed medical devices. We intend to have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations.

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

The laws that may affect our ability to operate include, among others:

•the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities, including certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor. These arrangements would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;

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

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. For example, the Bipartisan Budget Act of 2018, or the BBA, increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, FCA and HIPAA’s healthcare fraud and privacy provisions.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices for our Cue Health Monitoring System, and financial arrangements with physicians, other healthcare providers, and other customers, could be subject to challenge under one or more such laws. If an arrangement were deemed to violate the Anti-Kickback Statute, it may also subject us to violations under other fraud and abuse laws such as the federal civil FCA and civil monetary penalties laws. Moreover, such arrangements could be found to violate comparable state fraud and abuse laws.

Sustaining compliance with applicable federal and state anti-fraud and abuse laws, or correcting any violations that may be alleged, may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business. Companies settling FCA, Anti-Kickback Statute or civil monetary penalties law cases also may enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General, or the OIG, in order to avoid exclusion from participation (such as loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Defending against any such actions can be costly, time-consuming and may require significant personnel resources, and may harm our business, financial condition and results of operations.

In addition, the medical device industry’s relationship with physicians is under increasing scrutiny by the OIG, the U.S. Department of Justice, or the DOJ, the state attorney generals and other foreign and domestic government agencies. Any failure by us to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorney generals and other government agencies, could harm our business, financial condition and results of operations.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business, financial condition and results of operations.

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violate: (1) the laws of the FDA and other similar regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators, (2) manufacturing standards, (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (4) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, and marketing and promotion practices, structuring of business arrangements and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also include the improper use of information obtained in the course of patient recruitment for clinical trials.

We adopted a code of business conduct and ethics that applies to our directors, officers and employees, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations, which could harm our business, financial condition and results of operations.

Healthcare policy changes may have a material adverse effect on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which the ACA may significantly impact our business, the ACA includes provisions regarding coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; initiatives to revise Medicare payment methodologies; and initiatives to promote quality indicators in payment methodologies.

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

In January, 2021, President Biden issued an Executive Order which directed federal agencies to reconsider rules and other policies implemented under the prior administration that limit Americans’ access to health care and to consider actions to protect and strengthen that access. Under this Executive Order, federal agencies were directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. These changes, as well as future legal challenges to the ACA and other laws and policies that increase access to health insurance coverage could negatively affect the business.

In addition, there have been numerous governmental reform activities in response to the COVID-19 pandemic. For example, the FFCRA authorized state Medicaid programs to provide access to coverage for certain medically necessary testing, testing-related services and treatment related to COVID-19 at no cost to the individual during the emergency period. Such programs are evolving and vary among state Medicaid programs. In addition, the California Department of Health Care Services implemented a COVID-19 Uninsured Group program on August 28, 2020. Under the program, California covers COVID-19 diagnostic testing, testing-related services, and treatment services, including hospitalization and all medically necessary care, at no cost to the individual, for up to 12 months or the end of the public health emergency, whichever comes first. It is possible that additional governmental action will be taken to address the COVID-19 pandemic, or the waning of the pandemic, which may impact our business.

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

An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Based on the number of shares of common stock outstanding as of December 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 42.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

General Risk Factors

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial resources to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the Nasdaq Stock Market LLC, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results.

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

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

For a discussion of material weaknesses that were identified see “—We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock” above.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard if and when we have product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. The following lists those properties that we believe are material to our business as of December 31, 2022:

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

Holders

As of February 28, 2023, there were 45 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph shows a comparison from September 24, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2022 of the cumulative total return for our common stock based on the closing price on the last day of each respective period, relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Health Care Index. The graph assumes an initial investment of $100 on September 24, 2021 in the common stock of the Company, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cue Health Inc. Comparison of Cumulative Total Return Performance

$120
$100
$80
$60
$40
$20
$0
Index Value
9/24/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Cue Health Inc.
Nasdaq Health Care Index
Nasdaq Composite

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” For a discussion related to the results of operations for 2021 compared to 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022.
Overview

We are a health technology company, and our mission is to enable empower people to live their healthiest lives. Our proprietary platform, the Cue Integrated Care Platform, which is comprised of our Cue Health Monitoring System, Cue Data and Innovation Layer, Cue Virtual Care Delivery Apps, Cue Ecosystem Integrations and Apps, and access to additional Cue-branded and third-party diagnostic products, enables lab-quality diagnostics-led care at home, at work or at the point of care. Our platform is designed to empower stakeholders across the healthcare ecosystem, including consumers, providers, enterprises and payors with paradigm-shifting access to diagnostic and health data to inform care decisions. We are helping pioneer a new continuous care model that we believe has the potential to significantly improve the user experience, provide measurable and actionable clinical insights, and increase efficiency within the healthcare ecosystem. We believe this model, powered by our platform, will allow users to actively manage their health, which we believe will lead to improved health outcomes and a more resilient, connected, and efficient healthcare ecosystem for all stakeholders.

The Cue Integrated Care Platform consists of multiple hardware, software, and diagnostic components: (1) our revolutionary, proprietary Cue Health Monitoring System, made up of a portable, durable and reusable reader, or Cue Reader; a single-use test cartridge, or Cue Cartridge; and a sample collection wand, or Cue Wand; (2) our Cue Data and Innovation Layer, with cloud-based data and analytics capabilities; (3) our Cue Virtual Care Delivery Apps, including our consumer-friendly Cue Health App, the clinician-facing Cue Clinic, and our Cue Enterprise Dashboard; and (4) our Cue Ecosystem Integrations and Apps, including integration with: EMR systems (enabling seamless connection between a clinician, their EMR, and Cue’s diagnostics); pharmacies and last-mile delivery (enabling e-Rx and on-demand delivery), clinician networks (enabling virtual care and prescription), laboratories (enabling mail-in panel testing).

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
COVID-19 Impact

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

While the ongoing global COVID-19 pandemic has adversely impacted global commercial activity, it served as a catalyst to accelerate our product pipeline and commercialization of our platform. We began selling and recording product revenue for our COVID-19 test in August 2020 after obtaining our first FDA EUA in June 2020. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test with an immaterial portion related to the sale of component parts, telehealth and other services.

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

Investments in Our Growth

We expect to make continued investments as appropriate in our business to drive growth and to deliver our business strategies. We plan to invest in research and development to enhance our platform and bring additional tests to market. For example, in February 2023, we further expanded our Cue Care capabilities and our product lines by launching the sale of thirteen at-home test kits, allowing users to test for general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. We are continuing to enhance these service offerings and anticipate introducing solutions for additional conditions. In addition to continuing to develop our own test kits, we are also expanding the Cue Care experience to allow users of third-party test results to continue to receive the same virtual care and e-prescription process we offer to users of our product lines.

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

Enhancing and Expanding Our Menu of Tests and Software Capabilities

We currently offer our molecular COVID-19 test as well as thirteen other at-home test kits which address general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. A key part of our growth strategy is to continue to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. As we continue to develop and expand our menu of tests, we have made, and will continue to make, significant investments in our business, particularly in research and development, sales and marketing and the hiring of additional personnel. Investing in research and development will allow us to develop new tests as well as enhance our current product offerings and our Cue Integrated Care Platform. We have filed de novo submission to the FDA for full clearance of our molecular COVID-19 test, filed de novo submission to the FDA for full clearance of our Flu A/B standalone molecular test, and filed an EUA submission to the FDA for our Flu A/B + COVID multiplex molecular test and filed an EUA submission to the FDA for our mpox test. We have finished our clinical studies for RSV and also have two test kits in clinical studies, covering Strep Throat and Chlamydia + Gonorrhea (swab collection method), as well as one test kit in late stage technical development for Chlamydia + Gonorrhea (urine collection method). In August 2022, we completed our launch of Cue Care, our test-to-treat solution for patients who test positive on any COVID-19 test, including at-home antigen tests and in February 2023 we further expanded our Cue Care capabilities to include thirteen other at-home test kits.

Regulatory Clearance of Our Diagnostic Products

Our commercial success will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory clearances, approvals or authorizations for existing or new product offerings by us, product enhancements, or additions to our proprietary intellectual property portfolio. While we have received two EUAs for our COVID-19 test, a CE mark in the European Union, an Interim Order authorization from Health Canada, regulatory approval from CDSCO, and authorization from the Singapore Health Sciences Authority, our COVID-19 test has not been FDA cleared or approved and is only authorized for emergency use during the declaration that circumstances exist justifying the authorization of emergency use, and this declaration could be terminated, or our authorization could be revoked in the future. We will need to seek additional regulatory approval for our COVID-19 test if the EUA declaration or Interim Order is terminated or otherwise revised or revoked, and we will need to seek regulatory authorization, clearance or approval for our other diagnostic products in development. In addition, we will not be able to commercialize any other tests for our platform unless we obtain required regulatory clearances or other necessary approvals or authorizations. As such, our ability to navigate, obtain and maintain the required regulatory clearances, approvals or authorizations, as well as comply with other regulatory requirements, for our products will in part drive our results of operations and impact our business.

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

Components of Our Results of Operations

Revenue

Our product revenue currently primarily relates to sales of our COVID-19 test, which began in August 2020 after we obtained our initial EUA in June 2020. We account for product revenue in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Product revenue is recognized upon the transfer of control of our test kits to the customer, which occurs at a point in time, typically upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise.

Grant and Other Revenue. Our grant and other revenue primarily relate to our cost reimbursement research and development agreement with BARDA, which, as amended, is effective through June 2023. The objective of the contract is to accelerate the development, validation and FDA clearance of our influenza and COVID-19 diagnostic products. Income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with U.S. government contracts are recorded as grant revenue. We recognize revenue from our contracts and awards with BARDA at the gross amount of the reimbursement in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding. The direct costs associated with the contract is reflected as a component of research and development expense in our consolidated statements of operations.

Operating Costs and Expenses

Cost of Product Revenue. Our cost of product revenue includes the cost of materials, direct labor, and manufacturing overhead costs used in the manufacture of our Cue Cartridges as well as contract manufacturing costs associated with production of our Cue Readers, Cue Wands and Cue Control Swab Packs. Cost of product revenue also includes inventory reserve provisions and external-use software development costs. Prior to August 2020, we had not commenced sales of our diagnostic products and as such, did not record any cost of product revenue. We expect our costs as a percentage of revenue to vary from period to period depending on the number of units produced and sold to satisfy demand.

Sales and Marketing Expense. Our sales and marketing expense consists primarily of salaries, commissions, and other related costs for personnel in sales and marketing, customer support and business development functions as well as advertising and marketing costs. We expect that our sales and marketing expense vary from period to period as a percentage of revenue for the foreseeable future as we focus on building an optimized sales and marketing infrastructure.

Research and Development Expense. Our research and development expenses consist of external and internal costs associated with our research and development activities, including costs associated with developing our platform, the individual tests we offer on our platform and clinical and regulatory costs associated with obtaining regulatory approval for those tests.

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

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
External costs	$23,246	$3,612	$4,441
Internal costs
Salaries and benefits	82,224	19,766	7,607
Facilities and supplies	65,982	19,451	16,430
Total internal costs	148,206	39,217	24,037
Total research and development costs	$171,452	$42,829	$28,478

We expect that our research and development expense will vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in development activities related to our technology platform and our current and future test menus and continuing to expand our portfolio of diagnostic testing offerings.

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate development and administrative functions. General and administrative expense also includes professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, insurance, costs to support our operations as a public company, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. We expect that our general and administrative expense will vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems and controls to enable our internal support functions.

Restructuring Expense. Our restructuring expense consists primarily of actions taken in the second quarter of 2022 in order to reduce costs and improve operations and manufacturing efficiency. This was accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred.

Interest Expense. Our interest expense consists primarily of expense related to our loan and security agreement with East West Bank.

On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (the “Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility. See “Liquidity and Capital Resources” below.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrants. Change in fair value of redeemable convertible preferred stock warrants relates to our liability-classified redeemable convertible preferred stock warrants which are recorded on the consolidated balance sheets at their fair values on the date of issuance and are revalued on each subsequent balance sheet date, with fair value changes recognized as increases or reductions in the consolidated statements of operations.

Change in Fair Value of Convertible Notes. Change in fair value of convertible notes relates to our liability-classified convertible notes which are recorded on the consolidated balance sheets at their fair values on the date of issuance and are revalued on each subsequent balance sheet date, with fair value changes recognized as increases or reductions in the consolidated statements of operations.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of our results of operations for the years ended December 31, 2022 and 2021, and the changes between periods:

	Year Ended December 31,
	2022	2021	$ Change	% Change
(dollars in thousands)
Revenue:
Product revenue	$474,166	$615,796	$(141,630)	(23)%
Grant and other revenue	9,310	2,311	6,999	303%
Total revenue	483,476	618,107	(134,631)	(22%)
Operating costs and expenses:
Cost of product revenue	329,973	276,542	53,431	19%
Sales and marketing	88,580	28,729	59,851	208%
Research and development	171,452	42,829	128,623	300%
General and administrative	97,103	79,788	17,315	22%
Restructuring expense	2,020	—	2,020	n.m
Total operating costs and expenses	689,128	427,888	261,240	61%
(Loss) Income from operations	(205,652)	190,219	(395,871)	(208%)
Interest expense	(645)	(9,809)	9,164	(93%)
Change in fair value of redeemable convertible preferred stock warrants	—	53	(53)	(100%)
Change in fair value of convertible notes	—	(59,560)	59,560	(100%)
Loss on extinguishment of debt	—	(1,998)	1,998	(100%)
Other income, net	2,493	272	2,221	817%
Net (loss) income before income taxes	(203,804)	119,177	(322,981)	(271%)
Income tax (benefit) expense	(9,748)	32,759	(42,507)	(130%)
Net (loss) income	$(194,056)	$86,418	$(280,474)	(325%)
Net (loss) income per share attributable to common stockholders – diluted	$(1.31)	$0.59	$3.49	588%
n.m. = not meaningful

Revenue decreased to $483.5 million for the year ended December 31, 2022, from $618.1 million for the year ended December 31, 2021. The decrease was primarily due to the completion of our obligations under the U.S. DoD Agreement in December 2021 combined with a tempering of COVID-19 testing during 2022, partially offset by growth in private sector customer base. Revenue during the year ended December 31, 2022 was driven by sales to private sector customers, where we recognized $374.7 million of revenue along with sales and grant revenue related to public sector customers of $108.8 million. Public sector revenue includes the recognition of $92.4 million of deferred revenue related to our agreement with the U.S. DoD. We assessed several external factors such as the price floor included in a potential follow-on contract, the political climate in the U.S. government, the severity of the COVID-19 pandemic/flu season, passage of time with no follow-on contract and others and concluded the likelihood of the U.S. DoD to exercise their option, the identified material right, to be remote. Revenue during the year ended December 31, 2021 was driven by sales to public sector clients, primarily from our U.S. DoD Agreement, where we recognized $385.2 million of revenue along with sales to private sector customers of $232.9 million.

Cost of Product Revenue was $330.0 million for the year ended December 31, 2022 compared to $276.5 million for the year ended December 31, 2021. This increase was primarily due to an inventory charge of $92.8 million offset by lower labor and overhead costs of $19.2 million and lower material costs of $13.3 million. Our product gross profit margin, or product gross profit as a percentage of product revenue was approximately 30% in the year ended December 31, 2022 compared to approximately 55%, in the year ended December 31, 2021. The decrease in product gross profit margin was primarily due to the aforementioned inventory charge of $92.8 million which impacted product gross profit margin by approximately 25%, as well as supply chain constraints and associated higher component and transport costs and a reduction in overall production volume relative to our manufacturing capacity which impacted product gross profit margin by approximately 17%. These decreases in product gross profit margin were offset by our recognition of $92.4 million of deferred revenue related to our agreement with the U.S. DoD, which had an impact of approximately 17%.

Sales and Marketing Expense was $88.6 million for the year ended December 31, 2022 compared to $28.7 million for the year ended December 31, 2021. This increase was primarily due to increased sales and marketing personnel costs of $25.8 million from increased headcount to support a broadening of our customer base and planned additions to our product offering as well as higher expenses related to digital and marketing costs of $26.9 million to support greater customer reach and brand expansion efforts.

Research and Development Expense was $171.5 million for the year ended December 31, 2022 compared to $42.8 million for the year ended December 31, 2021. This increase was primarily driven by increased personnel costs of $52.7 million, and increased materials and supplies costs of $35.1 million to support new product development. In addition, further increase due to increased regulatory and clinical costs of $11.9 million related to clinical studies for De Novo clearance of our Flu A/B standalone and COVID-19 standalone molecular tests and EUAs for our Flu A/B + COVID multiplex test and mpox test.

General and Administrative Expense was $97.1 million for the year ended December 31, 2022 compared to $79.8 million for the year ended December 31, 2021. This increase was primarily related to an increase in personnel costs of $3.9 million related to headcount growth to build our central team and support our overall expansion as well as accounting and other consulting-related costs of $5.9 million to support our operations as a public company. Insurance costs increased by $4.0 million as a result of expanded operations and operations as a public company.

Interest Expense was $0.6 million for the year ended December 31, 2022 compared to $9.8 million for the year ended December 31, 2021. The decrease was primarily driven by $6.0 million of issuance costs related to our Convertible Notes in May 2021 and the subsequent write-off of additional issuance costs of $0.7 million upon conversion of the Convertible Notes at the time of the IPO in September 2021. Additionally, we incurred $2.8 million of interest expense during the period the Convertible Notes were outstanding. The termination of our revolving credit agreement in June 2021 required us to pay a fee of $1.3 million. We did not incur any expense associated with the Convertible Notes during the year ended December 31, 2022 as the Convertible Notes were not outstanding during that period.

Change in Fair Value of Convertible Notes was $0 for the year ended December 31, 2022 compared to $59.6 million for the year ended December 31, 2021. This reflects fair value adjustments associated with the Convertible Notes issued by us in May 2021. We did not incur any gains or losses associated with changes in fair value of the Convertible Notes during the year ended December 31, 2022 as the Convertible Notes were not outstanding during that period.

Income Tax (Benefit) Expense was $(9.7) million for the year ended December 31, 2022 compared to $32.8 million for the year ended December 31, 2021, and our effective tax rate was a benefit of 4.8% in the year ended December

31, 2022, compared to expense of 27.5% for the year ended December 31, 2021. The decrease in our provision and effective tax rate was primarily impacted by approximately 14.6% related to a decrease in state tax liability due to the net pre-tax loss generated by the Company during the year ended December 31, 2022, approximately 16.9% related to the one-time non-deductibility of certain IPO expenditures during the year ended December 31, 2021 and approximately (7.1)% related to the benefit of tax credits for the year ended December 31, 2021, including approval of the California Competes state income tax credits.
Liquidity and Capital Resources
Overview

As of December 31, 2022, we held $241.5 million of cash and cash equivalents. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

On June 30, 2022, the Company entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2022, there were no revolving loans outstanding and $13.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.0 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance will be amortized over two years and is classified in other non-current assets on the consolidated balance sheet since no funds were drawn on the 2022 Revolving Facility Agreement.

The Company’s operations have been primarily financed through a combination of our IPO proceeds, other financing activities, and product sales. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the U.S. Food and Drug Administration, or FDA, in June 2020 for our COVID-19 test. Our COVID-19 test includes a Cue Reader and a Cue COVID-19 Test Kit comprised of a Cue COVID-19 Cartridge and a Cue Wand. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure.

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

The Company has an accumulated deficit of $218.1 million as of December 31, 2022. During the year ended December 31, 2022, the Company has incurred negative cash flows as a result of expending significant resources in expanding its activities combined with a tempering of COVID-19 test demand. This has resulted in a loss from operations, which is expected to continue for at least the next twelve months as we continue to invest in the build out of our commercial organization and corporate infrastructure, as well as our manufacturing capabilities, and continue to engage in research and development as we work to expand our available tests. Our ability to regain profitability is based on numerous factors, many of which are beyond our control, including, among other factors, market acceptance of our products, the length of the COVID-19 pandemic or future epidemics or public health emergencies, future product development, and our ability to expand our menu of tests. Our inability to achieve and maintain profitability, whether in the near term or longer term, may make it difficult to continue to grow our business and accomplish our strategic objectives, and could materially adversely affect our business, financial condition, results of operations and future prospects.

The Company believes that its existing cash and cash equivalents and availability under the revolving facility agreement are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Net cash, cash equivalents and restricted cash used in operating activities	$(111,919)	$(9,449)
Net cash, cash equivalents and restricted cash used in investing activities	(63,031)	(115,717)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(6,430)	419,621
Net (decrease) increase in cash, cash equivalents and restricted cash	$(181,380)	$294,455
Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $111.9 million for the year ended December 31, 2022, primarily reflecting our net loss of $194.1 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by stock-based compensation expense of $64.3 million and depreciation and amortization expenses of $44.9 million. Non-cash deferred revenue of $92.4 million was recognized during the period. The timing of our revenue and collections decreased our accounts receivable. The increase in inventory was driven by inventory charges offset by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter.

Net cash, cash equivalents and restricted cash used in operating activities was $9.4 million for the year ended December 31, 2021, primarily due to increases in accounts receivable and inventory of $100.1 million, and $51.5 million respectively. Non-cash deferred revenue of $90.6 million was recognized during the period. The timing of our revenue, timing of our collections, and an increase in private sector customers increased our accounts receivable. The expected increase in demand for our products drove the increase in inventory. These outflows were offset by non-cash cost adjustments, primarily driven by the change in fair value of the Convertible Notes of $59.6 million, depreciation and amortization expenses of $32.5 million and stock-based compensation expense of $43.0 million.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $63.0 million for the year ended December 31, 2022, reflecting purchases of property and equipment of $50.2 million to expand our R&D and production capabilities. We also invested $12.9 million in the development of internal-use software.

Net cash, cash equivalents and restricted cash used in investing activities was $115.7 million for the year ended December 31, 2021, reflecting purchases of property and equipment of $108.8 million. The purchases of property and equipment were used to expand our production capabilities of our Cue COVID-19 Test Kits in relation to the U.S. DoD Agreement and our commercial customers. We also invested $6.9 million in the development of internal-use software.
Cash Flows from Financing Activities

Net cash, cash equivalents and restricted cash used in financing activities was $6.4 million for the year ended December 31, 2022, reflecting $6.9 million in tax withholding on stock option exercises and RSU vesting and $2.8 million in payments for finance leases. These cash outflows were offset by proceeds of $1.2 million from the employee stock purchase plan and $2.6 million from stock options exercised.

Net cash provided by financing activities was $419.6 million for the year ended December 31, 2021, primarily driven by $206.0 million in net proceeds from our IPO and $235.5 million in gross proceeds from the issuance and sale of Convertible Notes.
Commitments and Contingencies
See Note 16, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our commitments as of December 31, 2022.

Our material cash commitments at December 31, 2022 related to real estate leases under non-cancelable operating lease agreements in the amount of $64.4 million, that expire at various dates through 2031 and finance leases of manufacturing equipment totaling $3.3 million. We expect to fund these commitments using our existing cash on hand.

As of December 31, 2022, we had no borrowings outstanding under the 2022 Revolving Facility and $13.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility from $100 million to $87.0 million. In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports, which remains restricted as of December 31, 2022.
Critical Accounting Estimates
Our management’s discussion and analysis of our consolidated financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Form 10-K that have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported income generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Deferred Tax Assets (and Related Valuation Allowance)
We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. This requires management to make judgments and estimates regarding: (i) the timing and amount of the reversal of taxable temporary differences; (ii) expected future taxable income; and (iii) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could adversely affect our consolidated financial statements. All of our deferred tax assets as of December 31, 2021, were fully offset by a valuation allowance.
As of December 31, 2022, we continue to maintain a valuation allowance against our U.S. federal and state deferred tax assets. The valuation allowance will be reduced at such time as management believes it is more-likely-than-not that the deferred tax assets will be realized. The exact timing and amount of a valuation allowance release are subject to change on the basis of the future level of profitability and changes in tax law. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
Deferred Revenue Recognition

We recorded the U.S. DoD Advance as deferred revenue and recognize this liability upon satisfaction of our performance obligations to the U.S. DoD by reference to estimated future performance obligations of a follow-on agreement with the U.S. DoD and the related expected contract consideration.

Deferred revenue is recognized upon satisfaction of performance obligations by reference to the total goods or services expected to be provided to the customer, including an estimate of future performance obligations under expected contract renewals, and the corresponding expected consideration or when it is determined that the likelihood of exercise of any material right associated with deferred revenue becomes remote.

During the year ended December 31, 2022, the Company has recognized $92.4 million of deferred revenue related to our agreement with the U.S. DoD. We assessed several external factors such as the price floor included in a potential follow-on contract, the political climate in the U.S. government, the severity of the COVID-19 pandemic/flu season, passage of time with no follow-on contract and others and concluded the likelihood of the U.S. DoD to exercise their option, the identified material right, to be remote.
Inventories Reserve

Inventories are valued at lower of cost or net realizable value on a first in, first out basis. Provisions for excess and obsolete inventory are primarily based on the Company’s estimates of forecasted sales, usage levels, and expiration dates, as applicable for certain disposable products, and assumptions about obsolescence. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

A 10% increase or decrease in our forecasted sales rate estimate during 2022, holding all other assumptions constant, would increase or decrease the provision by approximately $2.1 million.
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our consolidated financial statements included elsewhere in this document.
Emerging Growth Company Status
We are an “emerging growth company” (as defined in the JOBS Act). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies who have adopted new or revised accounting pronouncements.

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
Interest Rate Risk
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $242.3 million primarily from net proceeds of our IPO and other financing activities. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Foreign Currency Exchange Risk
The majority of our employees and our operations are currently located in the United States and the majority of our expenses and payment obligations are denominated in and have been satisfied with U.S. dollars. There was minimal foreign currency risk for the year ended December 31, 2022. In the future, a larger portion of our sales may be denominated in foreign currencies and to the extent they are, we will be subject to foreign currency transaction gains or losses. To date, we have had an immaterial amount of foreign currency transaction gains and losses, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have a material effect on our consolidated financial statements.

Inflation Risk

While the historical impact of inflation is difficult to accurately measure due to the imprecise nature of the estimates required, we do not believe the effects of inflation on our consolidated results of operations and financial condition have been material. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation currently experienced globally. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

Item	Page No.
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; San Diego, California; PCAOB ID: #243)	96
Consolidated Balance Sheets as of December 31, 2022 and 2021	97
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	98
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020	99
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	103
Notes to the Consolidated Financial Statements	105

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cue Health Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Health Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.
San Diego, California
March 16, 2023

Cue Health Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$241,530	$409,873
Restricted cash	800	13,837
Accounts receivable, net	18,751	104,589
Inventories, current	82,210	88,388
Prepaid expenses	15,728	45,889
Other current assets	12,134	7,446
Total current assets	371,153	670,022
Non-current inventories	25,436	—
Property and equipment, net	189,275	177,456
Operating lease right-of-use assets	85,321	79,474
Intangible assets, net	16,867	7,673
Other non-current assets	6,528	5,435
Total assets	$694,580	$940,060
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,150	$37,208
Accrued liabilities and other current liabilities	52,378	29,498
Income taxes payable	—	8,297
Deferred revenue, current	1,566	82,165
Operating lease liabilities, current	7,739	7,147
Finance lease liabilities, current	2,362	2,621
Total current liabilities	71,195	166,936
Deferred revenue, net of current portion	—	10,283
Operating leases liabilities, net of current portion	44,045	46,464
Finance lease liabilities, net of current portion	849	3,271
Other non-current liabilities	1,997	6,356
Total liabilities	118,086	233,310
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 150,406,014 and 146,402,991 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	794,567	730,767
Accumulated deficit	(218,074)	(24,018)
Total stockholders’ equity (deficit)	576,494	706,750
Total liabilities and stockholders’ equity (deficit)	$694,580	$940,060
The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts and share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Product revenue	$474,166	$615,796	$15,391
Grant and other revenue	9,310	2,311	7,562
Total revenue	483,476	618,107	22,953

Operating costs and expenses:
Cost of product revenue	329,973	276,542	14,951
Sales and marketing	88,580	28,729	714
Research and development	171,452	42,829	28,478
General and administrative	97,103	79,788	23,936
Restructuring expense	2,020	—	—
Total operating costs and expenses	689,128	427,888	68,079
(Loss) income from operations	(205,652)	190,219	(45,126)

Interest expense	(645)	(9,809)	(374)
Change in fair value of redeemable convertible preferred stock warrants	—	53	(1,289)
Change in fair value of convertible notes	—	(59,560)	—
Loss on extinguishment of debt	—	(1,998)	(610)
Other income, net	2,493	272	47
Net (loss) income before income taxes	(203,804)	119,177	(47,352)

Income tax (benefit) expense	(9,748)	32,759	—
Net (loss) income	$(194,056)	$86,418	$(47,352)
Net (loss) income per share attributable to common stockholders – basic	$(1.31)	$0.63	$(2.90)
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – basic	148,024,749	52,815,449	16,315,730
Net (loss) income per share attributable to common stockholders – diluted	$(1.31)	$0.59	$(2.90)
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – diluted	148,024,749	59,635,384	16,315,730
The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	8,350,743	$7,519	46,176,715	$66,186	—	$—	18,704,118	$—	$4,945	$(63,084)	$(58,139)
Issuance of Series C-1 preferred stock	—	—	—	—	27,308,227	96,436	—	—	—	—	—
Conversion of convertible notes to Series C-2 preferred stock	—	—	—	—	1,690,380	6,182	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	1,918,499	—	669	—	669
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	259	—	259
Issuance of common stock per restricted stock purchase agreement	—	—	—	—	—	—	7,373,163	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,163	—	3,163
Net loss	—	—	—	—	—	—	—	—	—	(47,352)	(47,352)
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)
Exercise of redeemable convertible preferred stock warrants	48,513	831	31,369	537	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(8,399,256)	(8,350)	(46,208,084)	(66,723)	(28,998,607)	(102,618)	83,605,947	1	177,690	—	177,691
Exercise of common stock options	—	—	—	—	—	—	1,713,054	—	432	—	432
Conversion of convertible notes into common stock	—	—	—	—	—	—	18,611,914	—	297,792	—	297,792
Stock-based compensation expense from issuance of a fully vested warrant to vendor	—	—	—	—	—	—	—	—	1,239	—	1,239
Issuance of common stock at public offering, net of issuance costs of $24.0 million	—	—	—	—	—	—	14,375,000	—	205,956	—	205,956
Exercise of common stock warrants	—	—	—	—	—	—	84,118	—	77	—	77
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	152	—	152

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

Tax withholding on exercise of stock options and restricted stock units	—	—	—	—	—	—	(304,755)	—	(4,586)	—	(4,586)
Common stock issued to outgoing directors	—	—	—	—	—	—	128,000	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	193,933	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	42,979	—	42,979
Net income	—	—	—	—	—	—	—	—	—	86,418	86,418
Balance at December 31, 2021	—	$—	—	$—	—	$—	146,402,991	$1	$730,767	$(24,018)	$706,750

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options, including ESPP activity, 147,463 shares	1,898,784	—	3,880	—	3,880
Issuance of common stock upon vesting of restricted stock units	3,329,057	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	(1,224,818)	—	(6,862)	—	(6,862)
Stock-based compensation	—	—	64,291	—	64,291
Other	—	—	2,491	—	2,491
Net loss	—	—	—	(194,056)	(194,056)
Balance at December 31, 2022	150,406,014	$1	$794,567	$(218,074)	$576,494

The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(194,056)	$86,418	$(47,352)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash (used in) provided by operations
Depreciation and amortization	44,942	32,509	6,282
Allowance for doubtful accounts provision	(2,019)	(318)	—
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(53)	1,289
Change in fair value of convertible notes	—	59,560	—
Stock-based compensation expense	64,291	42,979	3,163
Loss on extinguishment of debt	—	1,998	610
Non-cash lease expense	8,480	5,318	568
Convertible notes issuance costs	—	6,000	—
Deferred income taxes	(3,468)	3,468	—
Interest on finance leases	168	218	113
Stock-based compensation expense from issuance of fully vested warrant to vendor	—	1,239	—
Non-cash interest expense	440	2,883	16
Changes in operating assets and liabilities:
Accounts receivable	87,857	(100,104)	(3,968)
Inventory	(19,258)	(51,546)	(36,842)
Prepaid expenses and other current assets	20,280	(38,987)	(30,978)
Other non-current assets	(984)	(3,688)	(130)
Accounts payable, accrued liabilities and other current liabilities	(1,387)	44,823	12,637
Income taxes payable	(10,218)	11,185	—
Deferred revenue	(90,882)	(90,648)	183,084
Operating lease liabilities	(16,105)	(18,203)	(337)
Other non-current liabilities	—	(4,500)	4,500
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(111,919)	(9,449)	92,655
Cash flows from investing activities
Purchases of property and equipment	(50,181)	(108,848)	(76,034)
Expenditures for software development	(12,850)	(6,869)	(2,114)
Net cash, cash equivalents and restricted cash used in investing activities	(63,031)	(115,717)	(78,148)
Cash flows from financing activities
Proceeds from issuance of Series C-1 redeemable convertible preferred stock	—	—	100,000
Proceeds from convertible notes	—	235,480	5,563
Payments for issuance costs of Series C-1 redeemable convertible preferred stock	—	—	(3,564)
Proceeds from exercise of redeemable convertible preferred stock warrant	—	89	—
Payments of issuance costs of convertible notes	—	(6,000)	—
Proceeds from exercise of common stock options	2,646	432	1,079

Proceeds from exercise of common stock warrant	—	77	—
Proceeds from issuance of common stock at public offering	—	230,000	—
Payments of issuance costs of public offering	—	(24,044)	—
Proceeds from debt	—	82,250	1,658
Tax withholding on exercise of stock options and restricted stock units	(6,862)	(4,586)	—
Proceeds from employee stock purchase plan activity	1,234	—	—
Debt issuance and prepayment costs	(599)	(2,128)	—
Repayment of debt	—	(87,684)	(2,571)
Payments for finance leases	(2,849)	(4,265)	(1,922)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(6,430)	419,621	100,243

Net change in cash, cash equivalents and restricted cash	(181,380)	294,455	114,750
Cash, cash equivalents and restricted cash, beginning balance	423,710	129,255	14,505
Cash, cash equivalents and restricted cash, ending balance	$242,330	$423,710	$129,255
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$241,530	$409,873	$121,578
Restricted cash, current	800	13,837	6,000
Restricted cash, non-current	—	—	1,677
Total cash, cash equivalents and restricted cash	$242,330	$423,710	$129,255

Supplemental disclosure for cash flow information
Cash paid for taxes	$3,789	$18,106	$—
Cash paid for interest	$—	$767	$340
Supplemental disclosure for non-cash investing and financing matters
Early exercised stock options liability	$—	$152	$152
Conversion of convertible notes to Series C-2 redeemable convertible preferred stock	$—	$—	$6,182
Right-of-use assets obtained in exchange for lease obligations	$2,611	$48,211	$11,269
Prepaid rent reclassified to right-of-use assets	$50	$15,966	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$974	$6,765	$18,156
Software development costs included in accounts payable	$—	$758	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$177,691	$—
Exercise of redeemable convertible preferred stock warrant	$—	$1,278	$—
Conversion of convertible notes	$—	$297,792	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting.

Basis of Consolidation

The consolidated financial statements include the accounts of the parent company and subsidiary, after elimination of intercompany transactions.

Use of Estimates
The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.
Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, net accounts receivable, stock-based compensation expense, product warranty reserve, the recoverability of its inventories and long-lived assets, net deferred tax assets (and related valuation allowance) and the fair value of Convertible Notes and common stock prior to the Company’s IPO. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. The majority of revenue to date is from customers located in the United States and the majority of long-lived assets are located in the United States. Revenues to customers located outside of the United States was $10.6 million, $1.0 million and $0, for the years ended December 31, 2022, 2021 and 2020, respectively. Long-lived assets, which consist of property and equipment, located outside of the United States were $4.7 million and $0 as of December 31, 2022 and 2021, respectively.
COVID-19 Impact
COVID-19 that was declared a global pandemic by the World Health Organization in March 2020 adversely impacted global commercial activity but served as a catalyst to accelerating the Company’s product pipeline. The

Company’s first commercially available diagnostic test for the Cue Health Monitoring System is the Cue COVID-19 test for ribonucleic acid of SARS-CoV-2, the virus that causes COVID-19. The Company began selling and recording product revenues for its Cue COVID-19 test in August 2020 after obtaining an Emergency Use Authorization (“EUA”) from the Federal Drug Administration (“FDA”) in June 2020. Currently, the majority of the Company’s product revenues are derived from the Cue COVID-19 test. Given the unpredictable nature of the COVID-19 pandemic, the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.
The FDA issued various EUAs for COVID-19 vaccines. The widely administered use of an efficacious vaccine or new therapeutic treatment for COVID-19 may reduce the demand for the Cue COVID-19 test and, as a result, the COVID-19 diagnostic testing market may not develop or grow substantially. Given the rapid development of events surrounding the pandemic, there is uncertainty to the Company’s future results and performance.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, and 2021, we had $90.0 million and $0, respectively, of treasury securities that are classified within cash and cash equivalents.
Restricted Cash
Restricted cash consists primarily of cash that serves as collateral for the Company’s standby letters of credit. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring long-term assets, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is classified as a long-term asset. Otherwise, restricted cash is presented in current assets in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had $0.8 million and $13.8 million of restricted cash.
Accounts Receivable
The Company grants credit to customers in the normal course of business and the resulting accounts receivable is stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to accounts receivable and is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $2.3 million and $0.3 million, respectively.
The allowance for doubtful accounts consists of the following activity:

	Year Ended December 31,
	2022	2021	2020
Allowance for doubtful accounts, beginning balance	$318	$—	$—
Provision for doubtful accounts, net of recoveries	2,019	318	—
Write-offs	(26)	—	—
Allowance for doubtful accounts, ending balance	$2,311	$318	$—
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
The Company had two customers that represented more than 10% of total product revenue for the year ended December 31, 2022, at 54% and 20%. For the year ended December 31, 2021, the Company had two customers that represented more than 10% of product revenue at 62% and 25%, respectively. For the year ended December 31, 2020, the Company had two customers that represented more than 10% of product revenue at 58% and 22%, respectively.
As of December 31, 2022, accounts receivable from one customer with balances due in excess of 10% of total accounts receivable was 54%. As of December 31, 2021, accounts receivable from one customer with balances due in excess of 10% of total accounts receivable was 60%.
The Company purchases certain components for its products from two specific suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.

Inventories

Inventories are valued at lower of cost or net realizable value on a first in, first out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Unabsorbed manufacturing costs are treated as expense in the period incurred.

Provisions for excess and obsolete inventory are primarily based on the Company’s estimates of forecasted sales, usage levels, and expiration dates, as applicable for certain disposable products, and assumptions about obsolescence. Provisions are recorded against inventories on hand and for prepayments of excess inventories. Accrued losses are recorded for purchase commitments, measured in the same way as are inventory losses. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale.

The value of the inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying consolidated balance sheets. Non-current inventories consist of completed Cue Readers and Cue Reader component parts. This inventory is not subject to expiration and is expected to be utilized with future Cue Test Kits.
Product Warranty Reserve

The Company provides its customers with the right to receive a replacement of defective or nonconforming Cue Readers for a period of up to twelve months from the date of shipment. Subject to certain limitations, the Company currently provides some customers with the right to receive a replacement Cue Cartridge for tests that do not produce a valid result, for a period of up to ninety days from the date the test is performed. All warranties are classified as current liabilities within the accrued liabilities and other current liabilities on the consolidated balance sheet. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are determined based on historical information that includes test failure rates, replacement frequency, and the overall replacement cost. The Company evaluates the reserve on a quarterly basis and makes adjustments when appropriate. Changes to test failure rates and overall replacement rates could have a material impact on our estimated liability.
The following table provides a reconciliation of the change in estimated warranty liabilities:

	December 31,
	2022	2021
Balance at beginning of year	$4,865	$—
Provision for warranties (including changes in estimates)	18,141	7,744
Settlements	(16,346)	(2,879)
Balance at end of year	$6,660	$4,865

During the year ended December 31, 2022, the Company recorded a charge of $9.5 million related to identification of certain products which are not expected to perform in line with the Company’s quality standards.

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
The Company’s redeemable convertible preferred stock warrant liabilities and convertible notes are measured at fair value on a recurring basis and are classified as Level 3 liabilities, see Note 12, Fair Value Measurements. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date in current period earnings.
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
The estimated useful lives are as follows:

Years
Machinery and equipment	3-7 years
Furniture and fixtures	7 years
Computers and software	3-5 years

Intangible Assets, Net

Intangible assets, net are recorded at cost and amortized on a straight-line basis over their estimated useful lives. Intangible assets consist of capitalized software costs incurred in the development of internal-use software. The Company determined that costs incurred during the application development stage that are directly related to the actual development of the software are capitalized, while costs incurred in the preliminary project and post implementation stage are expensed as incurred. Additionally, indirect costs related to the software development during the application development stage are expensed as incurred and maintenance costs are expensed as incurred. The Company has concluded that given the rapid changes in technology, the software has a useful life of three years and is amortized on a straight-line basis.

Leases
The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as an operating or finance lease. Lease balances are included in the consolidated balance sheets as right-of-use assets and lease liabilities. The Company does not recognize right-of-use assets and lease liabilities for short-term leases, which have terms of 12 months or less, on its consolidated balance sheet.
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

Cloud Computing Arrangements

As of December 31, 2022 and 2021, the Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following:

	Year Ended December 31,
	2022	2021
Capitalized implementation costs	$10,265	$3,773
Accumulated amortization expense	(4,348)	(317)
Cloud computing arrangement, net	$5,917	$3,456

These cloud computing arrangements were primarily related to implementation of the Company’s enterprise resource planning system and customer relationship management system, among other software implementations. These costs were recorded in other non-current assets in the consolidated balance sheets. Amortization expense related to cloud computing arrangements was $4.0 million, $0.3 million, and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2021, the deferred offering costs were offset against the proceeds received upon the completion of the IPO. There were no deferred offering costs recorded in the Company’s consolidated balance sheets as of December 31, 2022.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or an asset group may not be recoverable. If such triggering event is determined to have occurred, the asset’s or asset group’s carrying value is compared to the future undiscounted cash flows expected to be generated. If the carrying value exceeds the undiscounted cash flows of the asset, then an impairment exists. An impairment charge is measured as the excess of the asset’s carrying value over its fair value. There were no impairment charges recorded for the years ended December 31, 2022, 2021 and 2020.
Common Stock Warrants
Common stock warrants are measured at their estimated fair value upon issuance and recorded in additional paid-in capital. Common stock warrants are classified as equity and no subsequent remeasurement is required.

Redeemable Convertible Preferred Stock Warrants
The Company accounts for its redeemable convertible preferred stock warrants as liabilities based upon the characteristics and provisions of each instrument. The redeemable convertible preferred stock warrants classified as liabilities are recorded on the Company’s consolidated balance sheets at their fair values on the date of issuance and are revalued on each subsequent balance sheet date, with fair value changes recognized as increases or reductions in the consolidated statement of operations. All of the Company’s outstanding redeemable convertible preferred stock warrants were exercised and converted into shares of Series A and Series B redeemable convertible preferred stock prior to the IPO.

Redeemable Convertible Preferred Stock
Prior to the completion of the IPO, the Company had multiple classes of redeemable convertible preferred stock, all of which were classified as temporary equity in the accompanying consolidated balance sheet as the redemption of the shares were outside of the Company's control.
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
The Company considers purchase orders, which are governed by agreements with a customer, to be a contract with a customer. The contract terms with customers, range in length, from one-time purchases to six-month or twelve-month commitments on a subscription basis where customers purchase a fixed number of products on a monthly basis. DTC sales are conducted via the Company’s website where customers can purchase individual products and subscribe to a Cue+ Membership. The Company considers the DTC customers’ agreement to the terms and conditions at the point of purchase to be a contract with a customer.
Cue Readers, Cue Enterprise Dashboards, and Cue Test Kits, composed of Cue Cartridges and Cue Wands, are considered distinct performance obligations. The Cue Health App is integral to the functionality of the Cue Reader and these two components form a single performance obligation. Revenue allocated to Cue Readers and Cue Test Kits is recognized when control of the promised goods has transferred to customers, generally upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue allocated to Cue Enterprise Dashboards is recognized ratably over the term of the service.

The Company’s contracts with its customers do not provide for open return rights. The Company estimates returns of products due to defective or nonconforming Cue Readers and replacement Cue Cartridges and records a provision for estimated expenses related to product warranty at the time products are sold.
In addition to the above performance obligations, Cue also has performance obligations which include service components comprised of virtual care capabilities accessible through the App. Cue Care provides telemedicine (access to chat with board-certified physicians) and the Company also generates revenue from video proctoring of tests.
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
See Note 3, Revenue Recognition, for details regarding disaggregation of product revenue by type of customer for the years ended December 31, 2022, 2021 and 2020.
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

Deferred revenue is recognized upon satisfaction of performance obligations by reference to the total goods or services expected to be provided to the customer, including an estimate of future performance obligations under expected contract renewals, and the corresponding expected consideration or when it is determined that the likelihood of exercise of any material right associated with deferred revenue becomes remote.
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
The Company may enter into collaboration agreements with third parties to conduct research and development activities. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance in ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

See Note 3, Revenue Recognition, for details regarding the Company’s agreements with the Biomedical Advanced Research and Development Authority (“BARDA”).
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Contract assets at the beginning of and end of the year ended December 31, 2022, as well as changes in the balance, were not material.
Contract liabilities primarily relate to the U.S. DoD Advance and were recorded in current and non-current deferred revenue on the consolidated balance sheets. See Note 3, Revenue Recognition, for details regarding the activity related to contract liabilities.

Cost of Product Revenue
Cost of product revenue includes the cost of materials, direct labor, inclusive of salaries and other related costs, including stock-based compensation, depreciation, and manufacturing overhead costs used in the manufacturing of the Cue Test Kits as well as contract manufacturing costs associated with production of the Cue Readers. Cost of product revenue also includes inventory reserve provisions and external-use software development costs.

Shipping and Handling Costs

The Company elected to account for shipping and handling as activities to fulfill the promise the goods and records them as cost of product revenue.
Sales and Marketing Expenses

Sales and marketing expense consist primarily of salaries and other related costs, including stock-based compensation, for personnel in sales and marketing, customer support, advertising costs and business development functions. Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, advertising costs were $42.3 million and $15.4 million, respectively. Advertising costs were not material during the year ended December 31, 2020.
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
Accrued Research and Development Costs
The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities, based on the estimated amount of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.
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
The BSM option pricing model incorporates various estimates, including the fair value of the Company’s common stock, expected volatility, expected term and risk-free interest rates. The weighted-average expected term of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility over the expected term of the award of comparable companies whose share prices are publicly available. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future. There were no options granted during the year ended December 31, 2022.
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

Liquidity

The Company’s operations have been primarily financed through a combination of our IPO proceeds, other financing activities, and product sales. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the U.S. Food and Drug Administration, or FDA, in June 2020 for our COVID-19 test. Our COVID-19 test includes a Cue Reader and a Cue COVID-19 Test Kit comprised of a Cue COVID-19 Cartridge and a Cue Wand. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure.

We expect that our near and longer-term liquidity requirement will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with sales and marketing expense associated with increasing market awareness of our platform and brand generally to individual consumers, enterprises and other target customers, additional research and development expenses associated with expanding our care offerings, expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes.

The Company has an accumulated deficit of $218.1 million as of December 31, 2022. During the year ended December 31, 2022, the Company has incurred negative cash flows as a result of expending significant resources in expanding its activities combined with a tempering of COVID-19 test demand. This has resulted in a loss from operations, which is expected to continue for at least the next twelve months as we continue to invest in the build out of our commercial organization and corporate infrastructure, as well as our manufacturing capabilities, and continue to engage in research and development as we work to expand our available tests. Our ability to regain profitability is based on numerous factors, many of which are beyond our control, including, among other factors, market acceptance of our products, the length of the COVID-19 pandemic or future epidemics or public health emergencies, future product development, and our ability to expand our menu of tests. Our inability to achieve and maintain profitability, whether in the near term or longer term, may make it difficult to continue to grow our business and accomplish our strategic objectives, and could materially adversely affect our business, financial condition, results of operations and future prospects.

The Company believes that its existing cash and cash equivalents and availability under the revolving facility agreement are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements Not Yet Adopted
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued several amendments to the standard. In November 2019, the FASB amended the standard with the issuance of ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The amendment revised the effective date of ASU 2016-13 to fiscal years beginning after December 15,

2022. We are currently updating our existing allowance for doubtful accounts policy and enhancing our controls in order to comply with the new standard and expect the impact to consolidated financial statement to be immaterial.
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
NOTE 3. REVENUE
Product Revenue
Disaggregation of product revenue by type of customer for the years ended December 31, 2022, 2021, and 2020 respectively:

	Year Ended December 31,
	2022	2021	2020
Public sector entities	$99,699	$382,958	$8,874
Private sector customers	374,467	232,838	6,517
Total product revenue	$474,166	$615,796	$15,391
The majority of product revenue for the years ended December 31, 2022, 2021 and 2020 is related to the sales of our Cue COVID-19 Test and Cue Reader with an immaterial portion related to the sale of component parts, telehealth, proctoring and other services. Revenue generated from proctoring is recognized over the term of the contracts with customers.

The following table sets forth the Company’s product gross profit and product gross profit margin for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Product revenue	$474,166	$615,796	$15,391
Cost of product revenue	329,973	276,542	14,951
Product gross profit	$144,193	$339,254	$440
Product gross profit margin	30%	55%	3%
During the year ended December 31, 2022, the Company recorded inventory charges of $92.8 million, primarily related to excess and obsolescent inventory that is reflected within the cost of product revenue line item of the consolidated statements of operations. These inventory charges are primarily related to an overbuild and over purchase of inventory and, in addition, identification of certain products which are not expected to perform in line with the Company’s quality standards. Of the $92.8 million inventory charge, $49.3 million was recorded to inventory reserve, $26.0 million was related to prepayments of inventories, $9.5 million was recorded to product warranty reserve and $8.0 million was recorded to accrued purchase loss as it relates to purchase obligations for inventory expected to be reserved.

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
During the fourth quarter of 2022, the Company has recognized $92.4 million of deferred revenue related to our agreement with the U.S. DoD. We assessed several external factors such as the price floor included in a potential follow-on contract, the political climate in the U.S. government, the severity of the COVID-19 pandemic/flu season, passage of time with no follow-on contract and others and concluded the likelihood of the U.S. DoD to exercise their option, the identified material right, to be remote. There is no deferred revenue related to the U.S. DoD Advance as of December 31, 2022, the balance as of December 31, 2021 was $92.4 million.
Contract Assets and Liabilities
Net contracts assets were $0.3 million and $1.1 million as of December 31, 2022 and 2021, respectively, and were recorded in other current assets in the consolidated balance sheets.

Contract liabilities are recorded when cash is received prior to recording revenue. The activity related to contract liabilities for the years ended December 31, 2022 and 2021, is as follows:

Amount
Balance at December 31, 2020	$183,096
Revenue recognized related to contract liability balance at the beginning of the period	(90,648)
Balance at December 31, 2021	92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	1,566
Revenue recognized related to contract liability balance at the beginning of the period	(92,448)
Balance at December 31, 2022	$1,566
The contract liability as of December 31, 2022 represents unearned revenue from cash received during the period, net of amounts recognized as revenue during the period, unrelated to the U.S. DoD.

Grant and Other Revenue
Grant and other revenue primarily relates to a cost reimbursement agreement with the BARDA.
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

In December 2022, the contract was amended to extend the period of performance to June 2023.

The Company recognizes revenue from its BARDA Contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding. Costs are included in research and development expenses. The Company recorded $9.1 million, $2.2 million and $7.6 million of revenue related to the agreement with BARDA during the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 4. INVENTORIES
As of December 31, 2022 and 2021, the Company’s inventories consisted of the following:

	December 31,
	2022	2021
Raw materials	$80,968	$46,273
Work-in-process	14,305	10,920
Finished goods	37,867	33,863
Reserve	(25,494)	(2,668)
Total inventories	107,646	88,388
Non-current inventories	(25,436)	—
Total inventories, current	$82,210	$88,388
As of December 31, 2022, 2021, and 2020, the inventories reserve consists of the following activity:

	December 31,
	2022	2021	2020
Balance at beginning of year	$2,668	$789	$—
Provision for inventory reserve	56,242	2,519	789
Write-offs	(33,416)	(640)	—
Balance at end of year	$25,494	$2,668	$789
NOTE 5. PREPAID EXPENSES
As of December 31, 2022 and 2021, the Company’s prepaid expenses consisted of the following:

	December 31,
	2022	2021
Prepaid expense	$11,523	$21,510
Prepaid inventory	4,205	24,379
Total prepaid expenses	$15,728	$45,889
The Company has revised the above information as of December 31, 2021 to correct an immaterial misclassification by increasing prepaid inventory by $8.6 million and decreasing prepaid expense by the same amount. This revision only impacted the classification within prepaid expenses.

NOTE 6. PROPERTY AND EQUIPMENT, NET
As of December 31, 2022 and 2021, the Company’s property and equipment, net consisted of the following:

	December 31,
	2022	2021
Construction in progress	$32,412	$4,082
Machinery and equipment	214,702	195,001
Leasehold improvements	23,233	19,302
Furniture and fixtures	1,883	740
Property and equipment	272,230	219,125
Accumulated depreciation and amortization	(82,955)	(41,669)
Total property and equipment, net	$189,275	$177,456

Depreciation and amortization expense related to property and equipment was $38.7 million, $30.5 million and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The carrying value of assets under finance leases within property and equipment as of December 31, 2022 and 2021 was $7.3 million and $9.8 million, respectively.
NOTE 7. INTANGIBLE ASSETS
As of December 31, 2022 and 2021, the Company’s intangible assets consisted of the following:

	December 31,
	2022	2021
Capitalized software	$19,052	$5,638
Accumulated amortization	(5,724)	(2,067)
Capitalized software, net	13,328	3,571
In-process software development	3,539	4,102
Total intangible assets	$16,867	$7,673
Amortization expense related to intangible assets placed in service was $3.7 million, $2.0 million, and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2023	$5,648
2024	4,828
2025	2,852
Total amortization expense	$13,328
NOTE 8. LEASES
The Company leases real estate and manufacturing and laboratory equipment which are used in the Company’s manufacturing, research and development, and administrative activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. These arrangements are classified as finance leases and operating leases. Finance leases consist of laboratory and manufacturing equipment with remaining terms ranging from 1 year to 2 years. The Company’s operating leases relate to the Company’s manufacturing facilities and office space and have remaining terms from 1 year to 9 years.
A summary of the Company’s material leases is as follows:
Waples Lease. In June 2020, the Company entered into an agreement to lease a building to be used as manufacturing facility in San Diego, California (“Waples Lease”). The Waples Lease has an initial term of ten years with a renewal option to extend the lease which the Company is not reasonably certain to exercise. The Waples Lease commenced in May 2021 when the Company was granted a temporary certificate of occupancy to begin installation of manufacturing equipment. The Company paid $12.5 million for landlord-owned improvements recorded as prepaid rent. Upon commencement of the lease the prepaid rent was reclassified into the operating lease right-of-use asset. The Company recognized an operating lease right-of-use asset of approximately $32.4 million and operating lease liabilities of $19.9 million related to the Waples Lease as of the commencement date.
Vista Lease. In October 2020, the Company entered into an agreement to lease a building to be used as a manufacturing facility in Vista, California (“Vista Lease”). The Vista Lease has an initial term of five years and the Company is reasonably certain to exercise a renewal option to extend the lease term for an additional five years. The Vista Lease commenced in January 2021 when the Company was permitted to install its tenant improvements and manufacturing equipment. The Company paid $3.5 million for landlord-owned improvements recorded as prepaid rent. Upon commencement of the lease the prepaid rent was reclassified into the operating lease right-of-use asset. The Company recognized an operating lease right-of-use asset of approximately $20.5 million and operating lease liabilities of $17.1 million related to the Vista Lease as of the commencement date.

The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

		December 31,
	Balance Sheet Location	2022	2021
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$85,321	$79,474
Right-of-use assets finance leases	Property and equipment, net	7,264	9,821
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	7,739	7,147
Finance lease liabilities (current)	Finance lease liabilities, current	2,362	2,621
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	44,045	46,464
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	849	3,271
The components of lease cost for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$11,474	$7,983	$1,552
Finance lease cost:
Amortization of right-of-use assets	2,557	1,854	570
Interest on lease liabilities	168	218	113
Total lease cost	$14,199	$10,055	$2,235
As of December 31, 2022, the maturities of the Company’s operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
2023	$7,739	$2,362
2024	7,591	912
2025	7,783	—
2026	8,066	—
2027	8,153	—
Thereafter	25,057	—
Total lease payments	64,389	3,274
Less: Imputed interest	(12,605)	(63)
Total	$51,784	$3,211
The supplemental cash flow information related to leases for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,105	$20,867	$1,287
Operating cash flows from finance leases	$168	$218	$113
Financing cash flows from finance leases	$2,849	$2,124	$1,922
The weighted-average remaining lease term and discount rate information related to operating and finance leases as of December 31, 2022 and 2021 was as follows:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.0	1.3	8.9	2.3
Weighted-average discount rate	5.7%	3.4%	5.7%	3.8%
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accrued purchases(1)	$4,488	$285
Accrued payroll and benefits	26,350	13,693
Accrued expenses	5,553	6,371
Accrued sales tax	1,361	4,284
Product warranty reserve	6,660	4,865
Accrued purchase commitment loss(2)	7,966	—
Total accrued liabilities and other current liabilities	$52,378	$29,498
(1) Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2) Accrued purchases commitment loss reflects accrued loss on purchase obligations for inventory expected to be reserved.

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

In May 2021, the Company repaid $63.2 million of debt outstanding under the Revolving Credit Agreement with a portion of the proceeds from the issuance and sale of Convertible Notes. In June 2021, the Company terminated the Revolving Credit Agreement and was required to pay a termination fee of $1.3 million. The Company also wrote-off issuance costs of $0.7 million for a total loss on extinguishment of debt of $2.0 million. These amounts were recorded in loss on extinguishment of debt in the consolidated statements of operations during the year ended December 31, 2021. All other obligations under the Revolving Credit Agreement have otherwise been terminated.
Convertible Notes
In May 2021, the Company issued and sold convertible promissory notes (“Convertible Notes”) with a principal amount of $235.5 million and incurred $6.0 million of debt issuance costs that have been recorded in interest expense in the consolidated statements of operations. The Convertible Notes accrue interest at a simple rate of 3.0% per annum during the first 12-month period and will accrue interest at a simple rate of 9.0% per annum thereafter.
The Company elected to account for the Convertible Notes at estimated fair value, see Note 12, Fair Value Measurements, pursuant to the fair value option and record the change in estimated fair value in the consolidated statement of operations. The Company recorded a loss of $59.6 million related to the change in estimated fair value of the Convertible Notes in its consolidated statement of operations for the year ended December 31, 2021. All of the Convertible Notes were converted upon the IPO, which was a qualified conversion event. The Convertible Notes’ principal of $235.5 million and accrued interest of $2.8 million was converted into 18,611,914 shares of common stock at a fair value of $297.8 million using a 20% discount to the initial public offing price of $16.00 per share. The Company no longer had outstanding Convertible Notes as of December 31, 2021.

Secured Revolving Facility Agreement

On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2022, there were no revolving loans outstanding and $13.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.0 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance will be amortized over two years and is classified in other non-current assets since no funds were drawn on the 2022 Revolving Facility Agreement.

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

The revolving loans accrue interest at the greater of the prime rate and 3.50%. Interest on the revolving loans is payable monthly in arrears. The Company may borrow, prepay and reborrow revolving loans, without premium or penalty. The Company is required to pay a prepayment fee of 1.0% if the revolving commitments are terminated prior to the maturity date. The Company is required to pay a commitment fee equal to 0.25% per annum of the daily unused portion of the 2022 Revolving Facility Agreement. The Company is also obligated to pay other customary fees for a loan facility of this size and type.

The Company’s obligations under the 2022 Revolving Facility Agreement are secured by substantially all of the Company’s assets, and will be guaranteed by, and secured by substantially all of the assets of, its future domestic subsidiaries. As of the closing date, there were no guarantors.

The 2022 Revolving Facility Agreement requires the Company to maintain a current ratio of not less than 1.20 to 1.00, measured quarterly. The 2022 Revolving Facility Agreement also requires the Company to maintain at least six months remaining liquidity, determined as set forth in the 2022 Revolving Facility Agreement. Additionally, the 2022 Revolving Facility Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Company was in compliance with its covenants at December 31, 2022.

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

Preferred Stock
The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and determine the designations of such shares including but not limited to voting powers, dividend rights, liquidation preferences, and conversion rights. No shares of preferred stock were outstanding as of December 31, 2022 and 2021.

Redeemable Convertible Preferred Stock
In May 2020, the Company entered into a Convertible Note Purchase Agreement for a maximum of $12.0 million in convertible notes accruing interest at 3% per annum and maturing October 2021. The Company received proceeds of $5.6 million through the issuance date of these consolidated financial statements. The convertible notes were exercisable at a 10% discount (within 30 days) or 15% discount (after 45 days) upon a financing transaction in excess of $30.0 million. In connection with the closing of the IPO, the Convertible Notes were converted into 18,611,914 shares of common stock.
In June 2020, the Company raised $105.6 million in gross proceeds through issuance of shares of its Series C redeemable convertible preferred stock. The issuance included 27,308,227 shares of Series C-1 redeemable convertible preferred stock, par value $0.00001 per share, at $3.6619. The convertible notes entered into in May 2020 were converted into 1,690,380 shares Series C-2 redeemable convertible preferred stock, par value $0.00001 per share, at $3.2957 per share at a 10% discount upon closing of the Series C redeemable convertible preferred stock issuance generating a loss on extinguishment of $0.6 million recorded in interest expense in the consolidated statements of operations.
In connection with the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 83,605,947 shares of common stock.

Redeemable Convertible Preferred Stock Warrants

The redeemable convertible preferred stock warrants are classified as liabilities, with changes in fair value recorded through earnings, as the underlying redeemable convertible preferred shares can be redeemed by the holders of these shares upon the occurrence of certain events that are outside of the control of the Company. The Company estimated the fair value of the redeemable convertible preferred stock warrants using an option pricing model. The significant inputs to this valuation methodology included the rights, preferences and privileges of each class of Company’s shares, see Note 12, Fair Value Measurements, and the Company’s estimated equity value and volatility assumptions on the valuation date, which are based on management’s analysis of comparable publicly traded peer companies.

Prior to September 2021, the Company had outstanding warrants to purchase 84,118 redeemable convertible preferred shares. Immediately prior to the IPO, in September 2021, all outstanding warrants were exercised and converted into shares of Series A and Series B redeemable convertible preferred stock. The related liability was derecognized upon exercise and recorded in equity.

Common Stock Warrants

As of December 31, 2022, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2020.
NOTE 12. FAIR VALUE MEASUREMENTS
At December 31, 2022, we had $90.0 million of treasury securities that are classified within cash and cash equivalents on the consolidated balance sheet. The U.S. treasury securities are Level 1 securities that are traded by dealers or brokers in active over-the-counter markets. There are no instruments that were measured at fair value on a recurring basis as of December 31, 2021. There were no transfers between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2022 and 2021.

In May 2021, the Company issued and sold Convertible Notes with a principal amount of $235.5 million. The Company elected the fair value option to account for the Convertible Notes and recognized their estimated fair value, with changes in estimated fair value recorded as a component of earnings in the consolidated statements of operations. The fair value of the notes was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy.

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

The closing of the IPO was considered a qualified conversion event per the terms of convertible notes. As a result, the Convertible Notes, $235.5 million of principal and $2.8 million of accrued interest through September 27, 2021, were converted into 18,611,914 shares of common stock at a 20% discount to the initial public offing price of $16.00 per share. The Company recognized a loss of $59.6 million resulting from the conversion which was recorded in change in fair value of Convertible Notes in the consolidated statements of operations for the year ended December 31, 2021.

The following table provides a rollforward of the fair value of the Company’s Convertible Notes and redeemable convertible preferred stock warrant liabilities measured on a recurring basis and classified within Level 3 fair value hierarchy:

	Redeemable Convertible Preferred Stock Warrants	Convertible Notes
Balance, December 31, 2020	$1,278	$—
Issuance	—	235,480
Remeasurement	—	59,560
Accrued interest	—	2,752
Exercise of redeemable convertible preferred stock warrants	(1,278)	—
Conversion into common stock	—	(297,792)
Balance, December 31, 2021	—	—
Balance, December 31, 2022	$—	$—
No redeemable convertible preferred stock warrants were outstanding as of December 31, 2022 and 2021. The estimated fair value of redeemable convertible preferred stock warrants was determined using BSM option pricing model with the following assumptions at December 31, 2020:
Series A Redeemable Convertible Preferred Stock Warrants

2020
Expected volatility	59.9%
Expected term (years)	4.92
Expected dividend yield	0.00%
Risk-free interest rate	0.41%
Fair value per share	$16.83

Series B Redeemable Convertible Preferred Stock Warrants

2020
Expected volatility	46.2%
Expected term (years)	7.91
Expected dividend yield	0.00%
Risk-free interest rate	0.65%
Fair value per share	$16.41
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

With the introduction of the 2021 Stock Incentive Plan (“2021 Plan”), shares are no longer available for future grants under the 2014 Plan.
2021 Stock Incentive Plan

In September 2021, the Company adopted the 2021 Plan 2021 under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The authorized number of shares includes 14,173,771 common shares plus such additional number of shares of common stock up to 22,399,691 as equal to the number shares reserved in the 2014 Plan above. The number of common stock shares available under the 2021 Plan increases annually on the first day of each fiscal year commencing January 1, 2022 until and including January 1, 2031 by the amount equal to at least 5% of outstanding shares on such date and any additional shares of common stock determined by the board. As of December 31, 2022, 2,921,673 shares of common stock were available for issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan

In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The number of shares of common stock that have been approved for the purpose is 2,834,754 shares of common stock plus an annual increase to be added on the first day of each fiscal year commencing January 1, 2022 and continuing for each fiscal year until and including January 1, 2032. The annual increase is equal to the least of 8,504,263 shares of common stock, 1% of outstanding shares on such date, and a number of shares of common stock determined by the board of directors. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date. As of December 31, 2022, 4,151,321 shares of common stock were available for sale under the 2021 ESPP.
Stock-Based Compensation

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$3,128	$1,979	$—
Sales and marketing	8,603	2,634	1
Research and development	23,305	6,889	98
General and administrative	29,255	31,477	3,064
Total stock-based compensation expense	$64,291	$42,979	$3,163

In total, $3.1 million and $2.0 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the years ended December 31, 2021 and 2020, respectively. An immaterial amount remained in inventory as of December 31, 2022. During the year ended December 31, 2021, the Company incurred additional stock-based compensation expenses of $1.2 million related to the issuance of a fully-vested option valued at $1.2 million.

Stock Options

A summary of stock option activity and related information for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2020	8,244,751	$0.39	6.8
Granted	2,233,042	1.41
Exercised	(1,918,499)	0.56
Forfeited	(78,043)	0.96
Expired	(136,499)	0.39
Outstanding at January 1, 2021	8,344,752	0.61	6.4
Granted	2,965,821	15.61
Exercised	(1,713,054)	0.31
Forfeited	(367,317)	10.58
Expired	(67,042)	0.36
Outstanding at January 1, 2022	9,163,160	5.13	6.9
Granted	—	—
Exercised	(1,751,321)	0.50
Forfeited	(197,710)	12.40
Expired	(111,276)	14.25
Outstanding at December 31, 2022	7,102,853	$5.92	6.4
Exercisable at December 31, 2022	5,417,707	$4.18	6.0
Vested and expected to vest at December 31, 2022	7,102,853	$5.92	6.4

The aggregate intrinsic value of exercisable options was $5.8 million, $72.4 million and $96.0 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of stock options outstanding was $6.1 million, $81.9 million and $129.5 million as of December 31, 2022, 2021 and 2020, respectively.

The estimated fair value of each stock option award granted to employees was determined on the date of grant using the BSM option pricing model with the following assumptions for stock option grants for years ended December 31, 2021 and 2020:

	2021	2020
Expected volatility	40.9%	39.6%
Expected term (years)	7.71	7.04
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	0.4%
Grant date fair value	$6.93	$0.57

As of December 31, 2022, there was approximately $8.3 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.94 years, on a straight-line basis.

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

Total RSU activity for the years ended December 31, 2022 and 2021 are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	11,584,681	14.65	169,716
Vested	(193,933)	15.65	(3,036)
Forfeited	(126,513)	16.00	(2,024)
Outstanding, January 1, 2022	11,264,235	14.62	164,656
Granted	11,939,035	5.97	71,276
Vested	(3,329,057)	13.30	(44,276)
Forfeited	(1,192,512)	11.67	(13,917)
Outstanding, December 31, 2022	18,681,701	$9.51	$177,739

As of December 31, 2022 there was approximately $135.8 million of total unrecognized compensation cost related to outstanding RSUs. The weighted average remaining expense period was 1.2 years as of December 31, 2022

During the year ended December 31, 2021, the Company issued 10,535,637 RSUs to employees under the 2021 Plan of which 5,603,065 vest based solely on continued employment over a four year period and the remaining RSUs are also subject to performance-vesting conditions as described below. There were no performance-vesting conditions grants during the year ended December 31, 2022.

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

The fair value of the market-based performance-vesting RSU awards is based on a Monte-Carlo simulation with the following assumptions.

For the year ended December 31, 2021
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	1.27%
Expected volatility (3)	65.00%
Cost of equity (3)	15%

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

Market-based performance-vesting RSU activity for the years ended December 31, 2022 and 2021 are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	3,335,300	12.82	42,759
Vested	—	—	—
Forfeited	—	—	—
Outstanding, January 1, 2022	3,335,300	12.82	42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2022	3,335,300	$12.82	$42,759

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

Operations-based performance-vesting RSU activity for the years ended December 31, 2022 and 2021 are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	1,597,272	16.00	25,556
Vested	—	—	—
Forfeited	—	—	—
Outstanding, January 1, 2022	1,597,272	16.00	25,556
Granted	—	—	—
Vested	(532,424)	16.00	(8,519)
Forfeited	(266,213)	16.00	(4,259)
Outstanding, December 31, 2022	798,635	$16.00	$12,778

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
As of December 31, 2022 and 2021, there was no liability related to the early exercise of common stock options.
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

Basic and diluted net income (loss) attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock, common stock subject to restricted stock purchase agreements, early exercised options, and restricted shares are considered participating securities. Under the two-class method, distributed and undistributed income allocated to participating securities are excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted income (loss) per share. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, therefore, net losses for the year ended December 31, 2020 was attributed entirely to common stockholders and there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(194,056)	$86,418	$(47,352)
Less: Income allocated to participating securities	—	53,310	—
Net income (loss) attributable to common stockholders – basic	(194,056)	33,108	(47,352)

Plus: Income allocated to non-participating securities	—	2,285	—
Net income (loss) attributable to common stockholders - diluted	$(194,056)	$35,393	$(47,352)

Denominator:
Basic weighted-average common shares outstanding	148,024,749	52,815,449	16,315,730
Dilutive potential common stock issuable:
Common stock warrants	—	81,517	—
Preferred stock warrants	—	37,074	—
Stock options	—	6,631,061	—
Restricted stock units	—	70,283	—
Diluted weighted-average shares outstanding	148,024,749	59,635,384	16,315,730

Net income (loss) attributable to common stockholders per share
Basic	$(1.31)	$0.63	$(2.90)
Diluted	$(1.31)	$0.59	$(2.90)

In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	83,526,065
Stock options	7,102,853	2,724,654	8,344,752
Early exercised stock options	—	—	316,666
Restricted stock units	18,681,701	10,556,767	—
Common stock subject to restricted stock purchase agreements	—	—	9,872,293
Common stock warrants	—	—	75,744
Redeemable convertible preferred stock warrants	—	—	79,882
ESPP – shares assumed to be repurchased	473,080	—	—
Total	26,257,634	13,281,421	102,215,402
NOTE 15. INCOME TAXES

The Company’s effective income tax rate for the year ended December 31, 2022 was a benefit of 4.8% compared to expense of 27.5% in the corresponding period in the prior year.

Components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$(4,860)	$9,483	$—
State	(1,425)	19,808	—
Foreign	5	—	—
Deferred:
U.S. federal	(3,468)	3,468	—
State	—	—	—
Foreign	—	—	—
Total income tax (benefit) expense	$(9,748)	$32,759	$—

The effective tax rate of the provision for income taxes differs from the U.S. federal statutory rate as follows:

	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.1%	7.4%	7.7%
Permanent differences	0.2%	(0.5)%	(1.8)%
Change in valuation allowance	(17.7)%	(17.0)%	(30.8)%
Tax credits	2.6%	(1.5)%	3.3%
Non-deductible convertible note adjustments	—%	14.1%	—%
Sec. 162(m) limitation	(3.8)%	2.8%	—%
Uncertain tax position reserves	0.3%	1.3%	(0.7)%
Stock-based compensation	(2.0)%	(1.5)%	1.3%
Tax rate change	(1.4)%	—%	—%
Other	1.5%	1.4%	—%
Effective tax rate	4.8%	27.5%	—%

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

The net change in total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $36.0 million and a decrease of $20.2 million, respectively. The $26.1 million net increase in the valuation allowance during 2022 is primarily due to taxable loss generated in the U.S. in 2022 and the requirement of Section 174 capitalization for United States federal tax purposes. The valuation allowance for U.S. state tax deferred tax assets increased by $9.8 million due to the U.S taxable loss. The $20.2 million net decrease in 2021 was primarily due to differences between the application of U.S. federal and state tax regulations for tax depreciation and utilization of net operating loss due to taxable income.

The significant components of deferred income taxes were as follows:

	2022	2021
Deferred tax assets:
Net operating losses	$19,175	$6,180
Research and development credits	3,508	942
Operating lease liability	13,010	14,484
Share-based compensation	6,836	4,801
Accruals and reserves	21,351	5,740
Capitalized R&D expenses	24,220	—
Deferred revenue	—	24,976
State taxes	—	2,769
Other	747	—
Gross deferred tax assets	88,847	59,892

Deferred tax liabilities:
Operating right-of-use asset	21,437	21,471
Depreciation and amortization	17,752	28,207
Gross deferred tax liabilities	39,189	49,678

Gross deferred tax assets/(liabilities)	49,658	10,214
Valuation allowance	(49,658)	(13,682)
Net deferred tax asset/(liabilities)	$—	$(3,468)

At December 31, 2022, the Company has United States federal and state net operating loss ("NOL") carryforwards of $51.9 million and $141.6 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $5.8 million will begin to expire in 2037 while Federal NOLs generated after 2017 of $46.1 million will carryforward indefinitely. The state NOL carryforwards of $141.6 million will begin to expire in 2032 unless previously utilized. At December 31, 2022, the Company also had federal research tax credit carryforwards of $1.7 million. The federal research tax credit carryforwards begin to expire in 2032, if not utilized. At December 31, 2022, the Company also had various California state tax credit carryforwards of $3.4 million.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed an IRC Section 382/383 analysis. If a subsequent change in ownership were to occur, additional NOL and tax credit carryforwards could be subject to future limitations or expire unutilized. If limited, the related asset would be removed from the deferred tax asset schedule and may impact the Company’s effective tax rate. As of December 31, 2022, the Company has $9.7 million of federal net operating losses and $29.9 million of state NOLs subject to limitations related to the utilization under Section 382 of the Internal Revenue Code. As of December 31, 2022, the Company has $0.8 million of federal tax credit carryforwards subject to limitations related to the utilization under Section 383 of the Internal Revenue Code.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total unrecognized tax position is as follows:

	2022	2021	2020
Balance at January 1	$3,405	$1,045	$705
Increases related to prior year tax positions, net	—	1,360	—
Reductions based on tax positions related to prior years	(1,673)	—	—
Increases related to current year tax positions	973	1,000	340
Balance at December 31	$2,706	$3,405	$1,045

As of December 31, 2022, the Company has approximately $2.7 million of unrecognized tax benefits of which $1.7 million would affect the Company's effective tax rate if recognized. As of December 31, 2022, and December 31, 2021, the Company recorded approximately $0.4 million and $0 interest and penalties related to unrecognized tax benefits, respectively. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company’s United States federal and state income tax returns are subject to tax examination by U.S. federal and state tax authorities for tax years within the statute of limitations. All tax carryforwards are subject to adjustment until the statute closes on the year the carryforwards are eventually utilized. The statute remains open on tax carryforwards generated and utilized as of December 31, 2022 for the 2012 and subsequent tax years.

On June 29, 2020, Assembly Bill 85 (‘‘AB 85’’) was signed into law as part of the California 2020 Budget Act and temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their taxable income for tax years 2020, 2021, and 2022. The Company continues to maintain its valuation allowance over California net operating losses. The Company will continue to evaluate the impact, if any, AB 85 may have on its consolidated financial statements and disclosures.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by Treasury, we do not believe these provisions will have a material impact on our consolidated financial statements.

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

Restructuring

Restructuring actions were taken in the second quarter of 2022 in order to reduce costs and improve operations and manufacturing efficiency. As a result of these actions, for the year ended December 31, 2022, the Company recorded

$2.0 million of charges, which was reported as restructuring expense in the consolidated statements of operations. This was accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As of December 31, 2022, all of the charges have been paid.

Cost Reduction Plan

On January 5, 2023, the Company announced that it was implementing a new cost reduction plan (the “CRP”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the CRP following a review of the Company’s business, operating expenses and the macroeconomic environment. The CRP is intended to reduce the Company’s cost structure and improve its operational efficiency.

The CRP will include a reduction in the Company’s employee base. In connection with the CRP, the Company estimates that it will record an aggregate restructuring charge related to one-time termination benefits in the range of approximately $6.0 million to $8.0 million. The substantial majority of these charges will result in cash expenditures.

Cash expenditures in connection with the CRP consist of payments for salary, benefits, and unused paid time off for the affected employees. The CRP will also consist of a severance package that includes a cash severance payment and payments to cover the employer premiums and administration fees for continuation of healthcare coverage for a limited period. The severance package, in some cases, will also include an acceleration of the vesting of certain outstanding restricted stock units and stock options to affected employees, and in connection therewith, the Company estimates that it will incur non-cash charges of approximately $0.3 million.

Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. The Company expects payments relating to the CRP to be completed by the end of the second quarter of 2023.

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

On June 30, 2022, these letters of credit were re-issued under the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2022, there were no revolving loans outstanding and $13.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $87.0 million.

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of December 31, 2022.

Purchase Commitments

Purchase commitments are comprised of the Company’s commitments for goods and services in the normal course of business. These purchase commitments relate to goods and services which have not yet been delivered or performed and therefore have not been reflected in our consolidated balance sheets and consolidated statements of operations. These commitments typically become due after the delivery and completion of such goods or services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected. Based on such evaluation and as a result our material weaknesses previously identified and further discussed below, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022.

In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). With reference to the ongoing remediation efforts for the previously reported material weaknesses, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to the material weaknesses described below.

This Annual Report on Form 10-K does not include, and we are not required to include, an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002 as we are an “emerging growth company” as defined in the JOBS Act.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As previously reported, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements; and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

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

During the fourth quarter of 2022, we completed the aforementioned walkthroughs and identified relevant risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective, and delivering targeted training to process/control owners, related to, but not limited to, financial accounting, manual journal entries, segregation of duties and information technology general controls.

We have dedicated resources and continue to engage external advisors to assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of the financial organization to help address these material weaknesses.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation actions is ongoing and the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Change in Internal Control

Other than the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

On March 14, 2023, John Gallagher notified the Company that he was accelerating his resignation date as Chief Financial Officer from March 15, 2023, to be effective as of March 14, 2023.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40824	3.1	September 28, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40824	3.1	November 8, 2022
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259250	4.1	September 1, 2021
4.2*	Description of Registrant’s Securities
10.1+	2021 Stock Incentive Plan	S-1/A	333-259250	10.5	September 15, 2021
10.2+	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.6	September 15, 2021
10.3+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.7	September 15, 2021
10.4+	Form of Restricted Stock Unit Agreement for Participants (other than Non-Employee Directors) under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.8	September 15, 2021
10.5+	2021 Employee Stock Purchase Plan	S-1/A	333-259250	10.9	September 15, 2021
10.6+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259250	10.20	September 1, 2021
10.7+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Ayub Khattak	S-1	333-259250	10.21	September 1, 2021
10.8+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Clint Sever	S-1	333-259250	10.22	September 1, 2021
10.9+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Chris Achar	S-1	333-259250	10.23	September 1, 2021
10.10+	Form of Restricted Stock Unit Agreement, by and between the Registrant and Ayub Khattak	S-1/A	333-259250	10.24	September 15, 2021
10.11+	Form of Restricted Stock Unit Agreement, by and between the Registrant and Clint Sever	S-1/A	333-259250	10.25	September 15, 2021
10.12+	Loan and Security Agreement, dated as of June 30, 2022, among Cue Health Inc., the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent	8-K	001-40824	10.1	July 1, 2022
21.1	Registrant Subsidiary Listing
23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan
* Filed Herewith

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Cue Health Inc.
Date: March 16, 2023

By: /s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ayub Khattak	President, Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	March 16, 2023
Ayub Khattak

/s/ Aasim Javed	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Aasim Javed

/s/ Randall Pollard	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2023
Randall Pollard

/s/ Chris Achar	Director	March 16, 2023
Chris Achar

/s/ Joanne Bradford	Director	March 16, 2023
Joanne Bradford

/s/ Carole Faig	Director	March 16, 2023
Carole Faig

/s/ Joshua Ghaim, Ph.D.	Director	March 16, 2023
Joshua Ghaim, Ph.D

/s/ Sachin Jain M.D.	Director	March 16, 2023
Sachin Jain M.D.

/s/ Maria Martinez	Director	March 16, 2023
Maria Martinez