Form 10-Q
period 2023-03-31
Cue Health Inc.
filed 2023-05-10
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 3, 2023 the registrant had 151,618,769 shares of common stock, $0.00001 par value per share, outstanding.

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
•our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests, including our existing Federal Drug Administration (the “FDA”) Emergency Use Authorizations (“EUAs”) for our COVID-19 test;
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

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on

Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Cue Health Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts and share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$178,201	$241,530
Restricted cash	800	800
Accounts receivable, net	9,799	18,751
Inventories, net - current	82,006	82,210
Prepaid expenses	11,617	15,728
Other current assets	4,574	12,134
Total current assets	286,997	371,153
Non-current inventories, net	27,718	25,436
Property and equipment, net	184,197	189,275
Operating lease right-of-use assets	84,542	85,321
Intangible assets, net	19,774	16,867
Other non-current assets	5,333	6,528
Total assets	$608,561	$694,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,644	$7,150
Accrued liabilities and other current liabilities	40,173	52,378
Deferred revenue, current	754	1,566
Operating lease liabilities, current	7,739	7,739
Finance lease liabilities, current	2,148	2,362
Total current liabilities	67,458	71,195
Operating leases liabilities, net of current portion	42,826	44,045
Finance lease liabilities, net of current portion	417	849
Other non-current liabilities	1,997	1,997
Total liabilities	112,698	118,086
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 151,567,650 and 150,406,014 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	1
Additional paid-in-capital	808,133	794,567
Accumulated deficit	(312,272)	(218,074)
Total stockholders’ equity	495,863	576,494
Total liabilities and stockholders’ equity	$608,561	$694,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Product revenue	$24,494	$177,454
Grant and other revenue	271	1,956
Total revenue	24,765	179,410

Operating costs and expenses:
Cost of product revenue	39,823	86,697
Sales and marketing	11,248	34,168
Research and development	44,733	28,787
General and administrative	16,938	26,910
Restructuring expense	7,873	—
Total operating costs and expenses	120,615	176,562
(Loss) income from operations	(95,850)	2,848

Interest expense	(220)	(51)
Other income, net	1,872	6
Net (loss) income before income taxes	(94,198)	2,803

Income tax (benefit) expense	—	—
Net (loss) income	$(94,198)	$2,803
Net (loss) income per share – basic	$(0.62)	$0.02
Weighted-average number of shares used in computation of net (loss) income per share – basic	151,083,716	146,526,370
Net (loss) income per share – diluted	$(0.62)	$0.02
Weighted-average number of shares used in computation of net (loss) income per share – diluted	151,083,716	153,036,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	150,406,014	$1	$794,567	$(218,074)	$576,494
Exercise of common stock options, including ESPP activity, 473,080 shares	1,075,820	1	95	—	96
Issuance of common stock upon vesting of restricted stock units	398,470	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	(312,654)	—	(924)	—	(924)
Stock-based compensation	—	—	14,407	—	14,407
Other	—	—	(12)	—	(12)
Net loss	—	—	—	(94,198)	(94,198)
Balance at March 31, 2023	151,567,650	$2	$808,133	$(312,272)	$495,863

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options	294,856	—	270	—	270
Issuance of common stock upon vesting of restricted stock units	930,493	—	—	—	—
Tax withholding on exercise of stock options and restricted stock units	(670,044)	—	(720)	—	(720)
Stock-based compensation	—	—	16,035	—	16,035
Net income	—	—	—	2,803	2,803
Balance at March 31, 2022	146,958,296	$1	$746,352	$(21,215)	$725,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(94,198)	$2,803
Adjustments to reconcile net (loss) income to net cash, cash equivalents and restricted cash (used in) provided by operations
Depreciation and amortization	12,064	10,606
Allowance for doubtful accounts provision	312	(229)
Stock-based compensation expense	14,407	16,035
Non-cash lease expense	2,278	1,996
Interest on finance leases	24	51
Non-cash interest expense	79	65
Changes in operating assets and liabilities:
Accounts receivable	8,640	28,988
Inventories	(2,078)	(44,179)
Prepaid expenses and other current assets	11,659	1,618
Other non-current assets	1,116	(1,876)
Accounts payable, accrued liabilities and other current liabilities	(4,656)	18,254
Deferred revenue	(812)	2,464
Operating lease liabilities	(2,718)	(5,075)
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	(53,883)	31,521
Cash flows from investing activities
Purchase of property and equipment	(3,906)	(12,782)
Expenditures for software development	(4,412)	(1,273)
Net cash, cash equivalents and restricted cash used in investing activities	(8,318)	(14,055)
Cash flows from financing activities
Proceeds from exercise of common stock options	96	270
Tax withholding on exercise of stock options	(924)	(720)
Proceeds from employee stock purchase plan activity	370	273
Payments for finance leases	(670)	(696)
Net cash, cash equivalents and restricted cash used in financing activities	(1,128)	(873)

Net change in cash, cash equivalents and restricted cash	(63,329)	16,593
Cash, cash equivalents and restricted cash, beginning balance	242,330	423,710
Cash, cash equivalents and restricted cash, ending balance	$179,001	$440,303

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$178,201	$426,465
Restricted cash, current	800	13,838
Total cash, cash equivalents and restricted cash	$179,001	$440,303

Supplemental disclosure for cash flow information
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure for non-cash investing and financing matters
Right-of-use assets obtained in exchange for lease obligations	$—	$2,611
Prepaid rent reclassified to right-of-use assets	$—	$50
Purchase of property and equipment included in accounts payable	$2,548	$9,235
Software development costs included in accounts payable	$—	$897
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto for the year ended December 31, 2022. The unaudited interim condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the fiscal year ending December 31, 2023 or any future interim period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and, in the opinion of management, include all adjustments necessary for the fair statement of the Company’s financial position for the periods presented. All such adjustments are of a normal, recurring nature. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision-maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. The majority of revenue to date is from customers located in the United States and the majority of long-lived assets are located in the United States. Revenues to customers located outside of the United States were not material and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

Long-lived assets, which consist of property and equipment, located outside of the United States were $4.4 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively.

COVID-19 Impact

COVID-19 was declared a global pandemic by the World Health Organization in March 2020 and adversely impacted global commercial activity but served as a catalyst to accelerating the Company’s product pipeline. The Company began selling and recording product revenues for its Cue COVID-19 test in August 2020 after obtaining an EUA from the FDA in June 2020. Currently, the majority of the Company’s product revenues are derived from the Cue COVID-19 test. Given the unpredictable nature of the COVID-19 pandemic, the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.

The FDA issued various EUAs and approvals for COVID-19 vaccines. The widely administered use of an efficacious vaccine or new therapeutic treatment for COVID-19 may reduce the demand for the Cue COVID-19 test and, as a result, the COVID-19 diagnostic testing market may not develop or grow substantially. Given the rapid development of events surrounding the pandemic, there is uncertainty to the Company’s future results and performance.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. The standard provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted this standard effective January 1, 2023 under the modified retrospective method whereas comparative period information is not restated. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded.
NOTE 3. REVENUE
Product Revenue
Disaggregation of the product revenue by type of customer for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Private sector customers	$24,013	$175,844
Public sector entities	481	1,610
Total product revenue	$24,494	$177,454
Product revenue for the three months ended March 31, 2023 includes an immaterial amount of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.

The following table sets forth the Company’s product gross (loss) profit and product gross (loss) profit margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Product revenue	$24,494	$177,454
Cost of product revenue	39,823	86,697
Product gross (loss) profit	$(15,329)	$90,757
Product gross (loss) profit margin	(63)%	51%

During the three months ended March 31, 2023, a contract manufacturer vendor drew on a cash collateralized letter of credit in the amount of $12.0 million (the “disputed payment charge”) that was recorded in cost of product revenue. The Company disputes the validity of the payment and is pursuing recovery.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Net contract assets were not material and $0.3 million as of March 31, 2023 and December 31, 2022, respectively, and were recorded in other current assets on the balance sheets.
Contract liabilities are recorded when cash is received prior to recording revenue. Contract liabilities are recorded in deferred revenue on the balance sheets. The activity related to contract liabilities for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,566	$92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	556	2,464
Revenue recognized related to contract liability balance at the beginning of the period	(1,368)	—
Balance at end of period	$754	$94,912

Grant and Other Revenue
Grant and other revenue primarily relates to a cost reimbursement agreement with the Biomedical Advanced Research and Development Authority (“BARDA”). The Company generated $0.1 million and $2.0 million of revenue related to the agreement with BARDA during the three months ended March 31, 2023 and 2022, respectively.

Accounts Receivable
Under ASU 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $2.0 million and $2.3 million, respectively.

NOTE 4. INVENTORIES
As of March 31, 2023 and December 31, 2022, the Company’s inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$80,939	$80,968
Work-in-process	12,647	14,305
Finished goods	45,061	37,867
Reserve	(28,923)	(25,494)
Total inventories	$109,724	$107,646
Non-current inventories	$(27,718)	$(25,436)
Total inventories, current	$82,006	$82,210
NOTE 5. PREPAID EXPENSES
As of March 31, 2023 and December 31, 2022, the Company’s prepaid expenses consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expense	$7,892	$11,523
Prepaid inventory	3,725	4,205
Total prepaid expenses	$11,617	$15,728
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of March 31, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Construction in progress	$36,101	$32,412
Machinery and equipment	216,355	214,702
Leasehold improvements	23,343	23,233
Furniture and fixtures	1,911	1,883
Property and equipment	277,710	272,230
Accumulated depreciation and amortization	(93,513)	(82,955)
Total property and equipment, net	$184,197	$189,275

Depreciation and amortization expense related to property and equipment was $10.6 million and $10.0 million for the three months ended March 31, 2023 and 2022, respectively. The carrying value of assets under finance leases within property and equipment as of March 31, 2023 and December 31, 2022 was $6.6 million and $7.3 million, respectively.

As of March 31, 2023, the carrying value of manufacturing equipment not yet placed into service was $23.8 million. The cost of this equipment is substantially complete and is included in construction in progress. Depreciation expense related to these assets will commence when they are placed into service and will be depreciated over their estimated useful lives.

NOTE 7. INTANGIBLE ASSETS
As of March 31, 2023 and December 31, 2022, the Company’s intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Capitalized software	$18,658	$19,052
Accumulated amortization	(7,229)	(5,724)
Capitalized software, net	11,429	13,328
In-process software development	8,345	3,539
Total intangible assets	$19,774	$16,867

During the development stage, the Company capitalizes certain eligible costs associated with the software development, in accordance with ASC 350-40, Internal-Use Software. The capitalized costs primarily consist of direct labor and third-party contractor fees. In-process software development consists of software costs incurred in the development of internal-use software not yet implemented. The software is expected to be implemented no later than one year from the commencement date of development. Once the software is implemented and ready for its intended use, the Company will begin amortizing the capitalized costs on a straight-line basis over the software's estimated useful life.

Amortization expense related to intangible assets placed in service was $1.6 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2023 (excluding the three months ended March 31, 2023)	$4,409
2024	5,073
2025	1,937
2026	10
Total amortization expense	$11,429
NOTE 8. LEASES
The Company leases real estate and manufacturing and laboratory equipment which are used in the Company’s manufacturing, research and development, and administrative activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. These arrangements are classified as finance leases and operating leases. Finance leases consist of laboratory and manufacturing equipment with remaining terms ranging from under 1 year to 2 years. The Company’s operating leases relate to the Company’s manufacturing facilities and office space and have remaining terms from under 1 year to 9 years.
There were no new material leases entered into during the three months ended March 31, 2023.
The right-of-use assets and lease liabilities recognized on the Company’s balance sheet as of March 31, 2023 and December 31, 2022 were as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$84,542	$85,321
Right-of-use assets finance leases	Property and equipment, net	6,624	7,264
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	7,739	7,739
Finance lease liabilities (current)	Finance lease liabilities, current	2,148	2,362
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	42,826	44,045
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	417	849

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,988	$2,762
Finance lease cost:
Amortization of right-of-use assets	640	639
Interest on lease liabilities	24	51
Total lease cost	$3,652	$3,452
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued purchases(1)	$2,517	$4,488
Accrued payroll and benefits	14,211	26,350
Accrued expenses	7,894	5,553
Accrued sales tax	385	1,361
Product warranty reserve (See Note 15. Commitments and Contingencies)	6,584	6,660
Accrued restructuring	365	—
Accrued purchase commitment loss (2)	8,217	7,966
Total accrued liabilities and other current liabilities	$40,173	$52,378
(1) Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.

(2) Accrued purchase commitment loss reflects accrued loss on purchase obligations for inventory expected to be reserved.
NOTE 10. DEBT
Secured Revolving Facility Agreement
On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of March 31, 2023, there were no revolving loans outstanding and $1.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $99.0 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance is amortized over two years and is classified in other non-current assets since no funds were drawn on the 2022 Revolving Facility Agreement.
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
The 2022 Revolving Facility Agreement requires the Company to maintain a current ratio of not less than 1.20 to 1.00, measured quarterly. The 2022 Revolving Facility Agreement also requires the Company to maintain at least six months remaining liquidity, determined as set forth in the 2022 Revolving Facility Agreement. Additionally, the 2022 Revolving Facility Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Company was in compliance with its covenants as of March 31, 2023.
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
NOTE 11. CAPITAL STOCK
Common Stock Warrants
As of March 31, 2023, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2022.

NOTE 12. STOCK-BASED COMPENSATION

Stock Incentive Plans

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

Stock-Based Compensation

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of product revenues	$636	$518
Sales and marketing	1,528	2,813
Research and development	5,069	5,145
General and administrative	6,855	7,559
Restructuring	319	—
Total stock-based compensation expense	$14,407	$16,035

In total, $0.6 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the three months ended March 31, 2023. An immaterial amount remained in inventory as of March 31, 2023.

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	7,102,853	$5.92	6.4
Granted	3,473,387	2.15
Exercised	(142,141)	0.70
Forfeited	(754,996)	14.37
Expired	(5,500)	15.61
Outstanding at March 31, 2023	9,673,603	$3.97	7.4
Exercisable at March 31, 2023	5,587,957	$4.42	5.7
Vested and expected to vest at March 31, 2023	9,673,603	$3.97	7.4

As of March 31, 2023, there was approximately $11.3 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years, on a straight-line basis.

The estimated fair value of each stock option award granted to employees was determined on the date of grant using the BSM option pricing model with the following assumptions for stock option grants for the three months ended March 31, 2023.

2023
Expected volatility	85%
Expected term (years)	6.5
Expected dividend yield	0.0%
Risk-free interest rate	4.3%
Grant date fair value	$1.58

During the three months ended March 31, 2023, the Company modified certain stock options previously granted to non-employees. The modification included changes to the exercise price of 622,323 unvested options. As a result of these modifications, the Company will recognize an additional $0.4 million in stock-based compensation expense over the remaining vesting period of the affected options.

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

A summary of RSU activity and related information for the three months ended March 31, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	18,681,701	$9.51	$177,739
Granted	6,821,951	2.11	14,370
Vested	(864,455)	10.29	(8,893)
Forfeited	(2,038,728)	6.28	(12,797)
Outstanding, March 31, 2023	22,600,469	$7.54	$170,419

As of March 31, 2023, there was approximately $123.5 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years, on a straight-line basis.

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

Market-based performance-vesting RSU activity for the three months ended March 31, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	$3,335,300	$12.82	$42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2023	$3,335,300	$12.82	$42,759

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

Operations-based performance-vesting RSU activity for the three months ended March 31, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	798,635	$16.00	$12,778
Granted	266,212	2.48	660
Vested	—	—	—
Forfeited	(266,212)	2.48	(660)
Outstanding, March 31, 2023	798,635	$16.00	$12,778
NOTE 13. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method and the if-converted method. Dilutive potential common shares include stock options, non-vested shares, redeemable convertible preferred shares, convertible notes, restricted stock and similar equity instruments granted by the Company. Some restricted stock units vest upon certain performance and market conditions and as they vest, the shares will be included in outstanding common shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.
The following table reconciles net (loss) income and the weighted-average shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(94,198)	$2,803

Denominator:
Basic weighted-average common shares outstanding	151,083,716	146,526,370
Dilutive potential common stock issuable:
Common stock warrants	—	72,395
Stock options	—	5,813,101
Restricted stock units	—	624,938
Diluted weighted-average shares outstanding	151,083,716	153,036,804

Net (loss) income per share
Basic	$(0.62)	$0.02
Diluted	$(0.62)	$0.02

In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Stock options	9,673,603	2,701,855
Restricted stock units	22,600,469	9,634,182
Employee stock purchase plan – shares projected to be issued	564,413	110,935
Total	32,838,485	12,446,972
NOTE 14. INCOME TAXES
The Company’s effective income tax rate for each of the three months ended March 31, 2023 and 2022 was 0%.

The effective tax rate for the three months ended March 31, 2023 and 2022, differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets.
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
Product Warranty Reserve
The Company provides its customers with the right to receive a replacement of defective or nonconforming Cue Readers for a period of up to twelve months from the date of shipment. Subject to certain limitations, the Company currently provides customers with the right to receive a replacement Cue Cartridge for tests that do not produce a valid result, for a period of up to ninety days from the date the test is performed. All warranties are classified as current liabilities within the accrued liabilities and other current liabilities on the balance sheet. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are determined based on historical information that includes test failure rates, replacement frequency, and the overall replacement cost. The Company evaluates the reserve on a quarterly basis and makes adjustments when appropriate. Changes to test failure rates and overall replacement rates could have a material impact on our estimated liability.
The following table provides a reconciliation of the change in estimated warranty liabilities:

Amount
Balance, December 31, 2022	$6,660
Provision for warranties	3,322
Settlements	(3,398)
Balance, March 31, 2023	$6,584
Cost Reduction Plan

On January 5, 2023, the Company announced that it was implementing a new cost reduction plan (the “CRP”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the CRP following a review of the Company’s business, operating expenses and the macroeconomic environment. The CRP is intended to reduce the Company’s cost structure and improve its operational efficiency. The CRP includes a reduction in the Company’s employee base.

Cash expenditures in connection with the CRP consist of payments for salary, benefits, and unused paid time off for the affected employees. The CRP will also consist of a severance package that includes a cash severance payment and payments to cover the employer premiums and administration fees for continuation of healthcare coverage for a limited period. The severance package, in some cases, will also include an acceleration of the vesting of certain outstanding restricted stock units and stock options to affected employees.

Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. The Company expects payments relating to the CRP to be completed by the end of the second quarter of 2023.

In connection with the CRP, the Company recorded a $7.9 million restructuring charge related to one-time termination benefits during the three months ended March 31, 2023.

The following table summarizes the total amount incurred and accrued related to these restructuring activities:

Amount
Accrued restructuring as of December 31, 2022	$—
Restructuring charges incurred during the period	7,873
Cash payments	(7,247)
Non-cash settlements and other adjustments	(261)
Accrued restructuring as of March 31, 2023	$365

On April 28, 2023, the Company announced a further cost reduction plan, which will include a reduction in the Company’s employee base. In connection with this cost reduction plan, the Company estimates that it will record an aggregate restructuring charge related to one-time termination benefits in the range of approximately $5.0 million to $7.0 million during the three months ended June 30, 2023. The substantial majority of these charges will result in cash expenditures. The Company expects payments relating to the further cost reduction plan to be completed by the end of the fourth quarter of 2023.

Standby Letters of Credit
The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of March 31, 2023, there were no revolving loans outstanding and $1.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $99.0 million.

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of March 31, 2023.

Purchase Commitments

Purchase commitments are comprised of the Company’s commitments for goods and services in the normal course of business. These purchase commitments relate to goods and services which have not yet been delivered or performed and therefore have not been reflected in our condensed consolidated balance sheets and condensed consolidated statements of operations. These commitments typically become due after the delivery and completion of such goods or services.

TrustedMedRx Acquisition

On March 22, 2023, CHP HC, LLC, a wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire TrustedMedRx, LLC, a privately-held pharmacy. The acquisition was completed on May 4, 2023, and is expected to enhance the Company's presence in the retail pharmacy market and expand its product and service offerings.

The total purchase price for the acquisition is approximately $0.7 million, which will be funded through the Company's existing cash resources.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

The Cue Integrated Care Platform consists of multiple hardware, software, and diagnostic components: (1) our revolutionary, proprietary Cue Health Monitoring System, made up of a portable, durable and reusable reader, or Cue Reader; a single-use test cartridge, or Cue Cartridge; and a sample collection wand, or Cue Wand; (2) our Cue Data and Innovation Layer, with cloud-based data and analytics capabilities; (3) our Cue Virtual Care Delivery Apps, including our consumer-friendly Cue Health App, the clinician-facing Cue Clinic, and our Cue Enterprise Dashboard; and (4) our Cue Ecosystem Integrations and Apps, including integration with: electronic medical record (“EMR”) systems (enabling seamless connection between a clinician, their EMR, and Cue’s diagnostics); pharmacies and last-mile delivery (enabling e-Rx and on-demand delivery), clinician networks (enabling virtual care and prescription) and laboratories (enabling mail-in panel testing).

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

While the ongoing global COVID-19 pandemic has adversely impacted global commercial activity, it served as a catalyst to accelerate our product pipeline and commercialization of our platform. We began selling and recording product revenue for our COVID-19 test in August 2020 after obtaining our first FDA EUA in June 2020. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test with an immaterial portion related to the sale of non-COVID-19 test kits, component parts, telehealth and other services.

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

Enhancing and Expanding Our Menu of Tests and Software Capabilities

We currently offer our molecular COVID-19 test, molecular mpox test, as well as thirteen other at-home test kits which address general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. A key part of our growth strategy is to continue to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. Investing in research and development will allow us to develop new tests as well as enhance our current product offerings and our Cue Integrated Care Platform. We have filed de novo submission to the FDA for full clearance of our molecular COVID-19 test, filed de novo submission to the FDA for full clearance of our Flu A/B standalone molecular test, and filed an EUA submission to the FDA for our Flu A/B + COVID multiplex molecular test. We have finished our clinical studies for Respiratory Syncytial Virus (“RSV”) and also have two test kits in clinical studies, covering Strep Throat and Chlamydia + Gonorrhea (swab collection method), as well as one test kit in late stage technical development for Chlamydia + Gonorrhea (urine collection method). In August 2022, we completed our launch of Cue Care, our test-to-treat solution for patients who test positive on any COVID-19 test, including at-home antigen tests and in February 2023 we further expanded our Cue Care capabilities to include thirteen other at-home test kits. In March 2023, the FDA issued an EUA for the Company’s molecular test to detect the mpox virus for use in a point-of-care setting.

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

Seasonality

We anticipate that fluctuations in customer and user demand for our COVID-19 test may be similar to those related to influenza, which typically increases during the fall and winter seasons. Although our products will be available throughout the year, we anticipate that we may experience higher sales during the fall and winter seasons, relative to the spring and summer seasons. We also anticipate fluctuation in demand associated with the emergence of novel variants and the degree of severity of the existing and any new variants. However, as our portfolio of diagnostic offerings increases beyond our COVID-19 test, we expect the impact of this seasonality on our results to decrease.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$24,494	$177,454
Grant and other revenue	271	1,956
Total revenue	24,765	179,410
Operating costs and expenses:
Cost of product revenue	39,823	86,697
Sales and marketing	11,248	34,168
Research and development	44,733	28,787
General and administrative	16,938	26,910
Restructuring expense	7,873	—
Total operating costs and expenses	120,615	176,562
(Loss) Income from operations	(95,850)	2,848
Interest expense	(220)	(51)
Other income, net	1,872	6
Net (loss) income before income taxes	(94,198)	2,803
Income tax (benefit) expense	—	—
Net (loss) income	$(94,198)	$2,803
Net (loss) income per share attributable to common stockholders – diluted	$(0.62)	$0.02

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth a summary of our results of operations for the three months ended March 31, 2023 and 2022 and the changes between periods:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$24,494	$177,454	$(152,960)	(86)%
Grant and other revenue	271	1,956	(1,685)	(86%)
Total revenue	24,765	179,410	(154,645)	(86%)
Operating costs and expenses:
Cost of product revenue	39,823	86,697	(46,874)	(54)%
Sales and marketing	11,248	34,168	(22,920)	(67%)
Research and development	44,733	28,787	15,946	55%
General and administrative	16,938	26,910	(9,972)	(37%)
Restructuring expense	7,873	—	7,873	n.m
Total operating costs and expenses	120,615	176,562	(55,947)	(32%)
(Loss) Income from operations	(95,850)	2,848	(98,698)	(3,466%)
Interest expense	(220)	(51)	(169)	331%
Other income, net	1,872	6	1,866	31,100%
Net (loss) income before income taxes	(94,198)	2,803	(97,001)	(3,461)%
Income tax (benefit) expense	—	—	—	n.m
Net (loss) income	$(94,198)	$2,803	$(97,001)	(3,461)%
Net (loss) income per share – diluted	$(0.62)	$0.02	$(0.64)	(3,504)%
n.m. = not meaningful
Revenue was $24.8 million in the three months ended March 31, 2023, compared to $179.4 million in the three months ended March 31, 2022. The decrease was primarily volume related due to the tempering of COVID-19 testing during 2022 which continued into 2023. Revenue during the three months ended March 31, 2023 was primarily driven by sales to private sector customers of $24.1 million.
Cost of Product Revenue was $39.8 million in the three months ended March 31, 2023, compared to $86.7 million in the three months ended March 31, 2022. This decrease was primarily due to lower material costs of $47.4 million and lower labor and overhead costs of $19.9 million associated with decreased revenue volume, offset by the disputed payment charge of $12.0 million (see Note 3. Revenue). Our product gross profit margin, or product gross profit as a percentage of product revenue was a loss of approximately 63% in the three months ended March 31, 2023, compared to approximately 51%, in the three months ended March 31, 2022. The decrease in product gross profit margin was primarily due to the aforementioned $12.0 million charge which impacted product gross profit margin by approximately 49%, as well as a reduction in overall production volume relative to our manufacturing capacity which impacted product gross profit margin by approximately 41%.
Sales and Marketing Expense was $11.2 million in the three months ended March 31, 2023, compared to $34.2 million in the three months ended March 31, 2022. This decrease was primarily due to a decrease in digital and marketing costs of $23.1 million as we shifted to account-based marketing strategies.
Research and Development Expense was $44.7 million in the three months ended March 31, 2023, compared to $28.8 million in the three months ended March 31, 2022. This increase was primarily driven by increased material costs of $5.1 million, increased personnel costs of $4.6 million and increased regulatory and clinical costs of $2.7 million related to clinical studies. The increase was driven by investment in our software stack as well as expansion of our test menu including our Flu A/B standalone, RSV standalone, Flu A/B + COVID multiplex and Chylamydia + Gonorrhea molecular tests.

General and Administrative Expense was $16.9 million in the three months ended March 31, 2023 compared to $26.9 million in the three months ended March 31, 2022. This decrease was primarily related to a decrease in accounting and other consulting-related costs of $4.7 million, as we invested in our central team to support our operations as a public company in order to reduce consulting-related costs. In addition, we had a decrease in personnel costs of $3.4 million related to the CRP, workforce realignment and optimization efforts.
Interest Expense was $0.2 million in the three months ended March 31, 2023 compared to $0.1 million in the three months ended March 31, 2022.
Income Tax (Benefit) Expense was $0 in each of the three months ended March 31, 2023 and 2022. Our effective income tax rate for each of the three months ended March 31, 2023 and 2022 was 0.0%. The effective tax rate for the three months ended March 31, 2023 and 2022, differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we held $178.2 million of cash and cash equivalents. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

On June 30, 2022, we entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of March 31, 2023, there were no revolving loans outstanding and $1.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $99.0 million.
Our operations have been primarily financed through a combination of our proceeds from our initial public offering, other financing activities, and product sales. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the FDA in June 2020 for our COVID-19 test. Our COVID-19 test includes a Cue Reader and a Cue COVID-19 Test Kit comprised of a Cue COVID-19 Cartridge and a Cue Wand. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure.

We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with our business, including, without limitation, expenses associated with sales and marketing expense associated with increasing market awareness of our platform and brand generally to individual consumers, enterprises and other target customers, research and development expenses associated with our test and care offerings, and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to our research and development initiatives and optimization of existing business processes.

We had an accumulated deficit of $312.3 million as of March 31, 2023. During the year ended December 31, 2022, we incurred negative cash flows as a result of expending significant resources in expanding its activities combined with a tempering of COVID-19 test demand. This has resulted in a loss from operations, which is expected to continue for at least the next twelve months. Our ability to regain profitability is based on numerous factors, many of which are beyond our control, including, among other factors, market acceptance of our products, the length of the COVID-19 pandemic or future epidemics or public health emergencies, future product development, and our ability to expand our menu of tests. Our inability to achieve and maintain profitability, whether in the near term or longer term, may make it difficult to continue to grow our business and accomplish our strategic objectives, and could materially adversely affect our business, financial condition, results of operations and future prospects.

The Company believes that its existing cash and cash equivalents and availability under the revolving facility agreement are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated condensed financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)	(unaudited)
Net cash, cash equivalents and restricted cash (used in) provided by operating activities	$(53,883)	$31,521
Net cash, cash equivalents and restricted cash used in investing activities	(8,318)	(14,055)
Net cash, cash equivalents and restricted cash used in financing activities	(1,128)	(873)
Net change in cash, cash equivalents and restricted cash	$(63,329)	$16,593
Cash Flows from Operating Activities
Net cash, cash equivalents and restricted cash used in operating activities was $53.9 million in the three months ended March 31, 2023, primarily reflecting our net loss of $94.2 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by stock-based compensation expense of $14.4 million and depreciation and amortization expenses of $12.1 million. The timing of our revenue and collections decreased our accounts receivable and other current assets.
Net cash, cash equivalents and restricted cash provided by operating activities was $31.5 million in the three months ended March 31, 2022, primarily reflecting our net income of $2.8 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by depreciation and amortization expenses of $10.6 million and stock-based compensation expense of $16.0 million. The timing of our revenue and collections decreased our accounts receivable. Inventory increase was driven by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $8.3 million for the three months ended March 31, 2023, reflecting purchases of property and equipment of $3.9 million and investments of $4.4 million in the development of internal-use software.
Net cash, cash equivalents and restricted cash used in investing activities was $14.1 million in the three months ended March 31, 2022, reflecting purchases of property and equipment of $12.8 million to expand our research and development and production capabilities. We also invested $1.3 million in the development of internal-use software related to COVID-19 Testing apps for commercial customers.
Cash Flows from Financing Activities
Net cash, cash equivalents and restricted cash used in financing activities for the three months ended March 31, 2023 of $1.1 million was primarily driven by $0.9 million in tax withholding on stock option exercises and RSU vesting and $0.7 million in payments for finance leases. These cash outflows were offset by proceeds of $0.4 million from the employee stock purchase plan and $0.1 million from stock options exercised.
Net cash, cash equivalents and restricted cash used in financing activities was $0.9 million for the three months ended March 31, 2022, primarily driven by $0.7 million in tax withholding on stock option exercises and RSU vesting and $0.7 million in payments for finance leases. These cash outflows were offset by proceeds of $0.3 million from stock options exercised and $0.3 million from the employee stock purchase plan.

Commitments and Contingencies
See Note 15. Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our commitments as of March 31, 2023.

Our material cash commitments at March 31, 2023 related to real estate leases under non-cancelable operating lease agreements in the amount of $50.6 million that expire at various dates through 2031 and finance leases of manufacturing equipment totaling $2.6 million. We expect to fund these commitments using our existing cash on hand.
Critical Accounting Estimates
For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting estimates from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our condensed consolidated financial statements included elsewhere in this document.
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

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result our material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023.

In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements; and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of a Chief Financial Officer, Chief Accounting Officer, Assistant Controller, Director of Tax, Director of Internal Audit and Senior Director of SOX Compliance. We walked through and updated our documentation of key financial business processes and financial systems and identified areas of improvement and relevant risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective, and delivering targeted training to process/control owners, related to, but not limited to, financial accounting, manual journal entries, segregation of duties and information technology general controls. During the first quarter of 2023, we focused on advancing management action plans targeting processes and controls most critical to our material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as set forth below:

Our stock price may be volatile, and the value of our common stock may decline.

The trading price of our common stock has been and may in the future continue to be subject to extreme volatility. For example, from September 27, 2021, the date our common stock began trading on the Nasdaq, through March 31, 2023, our common stock has experienced an intra-day trading high of $22.20 per share and an intra-day trading low of $1.63 per share. At certain times during such period, the daily fluctuations in the trading price of our common stock were greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our common stock. The trading price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including events described in the risk factors set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Employment Agreement, dated February 28, 2023, by and between Aasim Javed and the Company.	8-K/A	001-40824	10.1	March 6, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

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

Cue Health Inc.

Date: May 10, 2023	By:	/s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Aasim Javed
Aasim Javed
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ Randall Pollard
Randall Pollard
Chief Accounting Officer and Controller
(Principal Accounting Officer)