Form 10-Q
period 2023-06-30
Cue Health Inc.
filed 2023-08-09
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40824
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 2, 2023 the registrant had 153,511,264 shares of common stock, $0.00001 par value per share, outstanding.

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
•our ability to continue as a going concern;
•our expectations regarding our current or future litigation;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Cue Health Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts and share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$128,551	$241,530
Restricted cash	800	800
Accounts receivable, net	1,707	18,751
Inventories, net - current	68,373	82,210
Prepaid expenses	9,318	15,728
Other current assets	3,326	12,134
Total current assets	212,075	371,153
Non-current inventories, net	28,014	25,436
Property and equipment, net	175,447	189,275
Operating lease right-of-use assets	82,752	85,321
Intangible assets, net	21,769	16,867
Other non-current assets	3,802	6,528
Total assets	$523,859	$694,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,210	$7,150
Accrued liabilities and other current liabilities	35,924	52,378
Deferred revenue, current	468	1,566
Operating lease liabilities, current	7,672	7,739
Finance lease liabilities, current	1,756	2,362
Total current liabilities	57,030	71,195
Operating leases liabilities, net of current portion	41,655	44,045
Finance lease liabilities, net of current portion	—	849
Other non-current liabilities	1,997	1,997
Total liabilities	100,682	118,086
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 152,662,162 and 150,406,014 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in-capital	819,311	794,567
Accumulated deficit	(396,136)	(218,074)
Total stockholders’ equity	423,177	576,494
Total liabilities and stockholders’ equity	$523,859	$694,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product revenue	$7,591	$84,351	$32,085	$261,805
Grant and other revenue	2,305	3,349	2,576	5,305
Total revenue	9,896	87,700	34,661	267,110

Operating costs and expenses:
Cost of product revenue	29,346	101,898	69,169	188,595
Sales and marketing	8,059	16,971	19,307	51,139
Research and development	36,536	44,000	81,269	72,787
General and administrative	14,703	25,411	31,641	52,321
Restructuring expense	6,645	1,883	14,518	1,883
Total operating costs and expenses	95,289	190,163	215,904	366,725
Loss from operations	(85,393)	(102,463)	(181,243)	(99,615)

Interest expense	(291)	(16)	(511)	(67)
Other income, net	1,820	43	3,692	49
Loss before income taxes	(83,864)	(102,436)	(178,062)	(99,633)

Income tax benefit	—	(3,386)	—	(3,386)
Net loss	$(83,864)	$(99,050)	$(178,062)	$(96,247)
Net loss per share – basic	$(0.55)	$(0.67)	$(1.18)	$(0.65)
Weighted-average number of shares used in computation of net loss per share – basic	151,869,131	147,498,162	151,478,593	147,014,951
Net loss per share – diluted	$(0.55)	$(0.67)	$(1.18)	$(0.65)
Weighted-average number of shares used in computation of net loss per share – diluted	151,869,131	147,498,162	151,478,593	147,014,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	151,567,650	$2	$808,133	$(312,272)	$495,863
Exercise of common stock options	32,374		17	—	17
Issuance of common stock upon vesting of restricted stock units	1,664,739	—	—	—	—
Tax withholding on stock option exercises and restricted stock unit issuance	(602,601)	—	(341)	—	(341)
Stock-based compensation	—	—	11,503	—	11,503
Other	—	—	(1)	—	(1)
Net loss	—	—	—	(83,864)	(83,864)
Balance at June 30, 2023	152,662,162	$2	$819,311	$(396,136)	$423,177

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	146,958,296	$1	$746,352	$(21,215)	$725,138
Exercise of common stock options	220,849	—	242	—	242
Issuance of common stock upon vesting of restricted stock units	1,598,315	—	—	—	—
Tax withholding on stock option exercises and restricted stock unit issuance	(943,083)	—	(2,749)	—	(2,749)
Stock-based compensation	—	—	16,792	—	16,792
Net loss	—	—	—	(99,050)	(99,050)
Balance at June 30, 2022	147,834,377	$1	$760,637	$(120,265)	$640,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at December 31, 2022	150,406,014	$1	$794,567	$(218,074)	$576,494
Exercise of common stock options, including ESPP activity, 473,080 shares	642,595	1	112	—	113
Issuance of common stock upon vesting of restricted stock units	2,528,808	—	—	—	—
Tax withholding on stock option exercises and restricted stock unit issuance	(915,255)	—	(1,265)	—	(1,265)
Stock-based compensation	—	—	25,910	—	25,910
Other	—	—	(13)	—	(13)
Net loss	—	—	—	(178,062)	(178,062)
Balance at June 30, 2023	152,662,162	$2	$819,311	$(396,136)	$423,177

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options	515,705	—	512	—	512
Issuance of common stock upon vesting of restricted stock units	1,507,394	—	—	—	—
Tax withholding on stock option exercises and restricted stock unit issuance	(591,713)	—	(3,468)	—	(3,468)
Stock-based compensation	—	—	32,826	—	32,826
Net loss	—	—	—	(96,247)	(96,247)
Balance at June 30, 2022	147,834,377	$1	$760,637	$(120,265)	$640,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Health Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(178,062)	$(96,247)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operations
Depreciation and amortization	24,420	21,585
Allowance for credit losses provision	(327)	453
Stock-based compensation expense	25,910	32,826
Non-cash lease expense	4,598	4,017
Deferred income taxes	—	(2,214)
Interest on finance leases	41	94
Non-cash interest expense	155	176
Changes in operating assets and liabilities:
Accounts receivable	17,371	50,128
Inventories	11,259	(50,659)
Prepaid expenses and other current assets	15,205	(5,990)
Other non-current assets	2,571	(1,094)
Accounts payable, accrued liabilities and other current liabilities	(14,104)	44,691
Income taxes payable	—	(11,546)
Deferred revenue	(1,098)	3,411
Operating lease liabilities	(4,486)	(9,942)
Net cash, cash equivalents and restricted cash used in operating activities	(96,547)	(20,311)
Cash flows from investing activities
Purchase of property and equipment	(6,147)	(30,781)
Expenditures for software development and other intangible assets	(8,161)	(3,899)
Net cash, cash equivalents and restricted cash used in investing activities	(14,308)	(34,680)
Cash flows from financing activities
Proceeds from exercise of common stock options	113	512
Tax withholding on stock option exercises and restricted stock unit issuance	(1,265)	(3,468)
Proceeds from employee stock purchase plan activity	524	685
Debt issuance and prepayment costs	—	(599)
Payments for finance leases	(1,496)	(1,391)
Net cash, cash equivalents and restricted cash used in financing activities	(2,124)	(4,261)

Net change in cash, cash equivalents and restricted cash	(112,979)	(59,252)
Cash, cash equivalents and restricted cash, beginning balance	242,330	423,710
Cash, cash equivalents and restricted cash, ending balance	$129,351	$364,458

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$128,551	$363,124
Restricted cash, current	800	1,334
Total cash, cash equivalents and restricted cash	$129,351	$364,458

Supplemental disclosure for cash flow information
Cash paid for taxes	$134	$—
Cash paid for interest	$—	$—

Supplemental disclosure for non-cash investing and financing matters
Right-of-use assets obtained in exchange for lease obligations	$—	$2,611
Prepaid rent reclassified to right-of-use assets	$—	$50
Purchase of property and equipment included in accounts payable	$2,160	$8,150
Software development costs included in accounts payable	$—	$704
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto for the year ended December 31, 2022. The unaudited interim condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the fiscal year ending December 31, 2023 or any future interim period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and, in the opinion of management, include all adjustments necessary for the fair statement of the Company’s financial position for the periods presented. All such adjustments are of a normal, recurring nature. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.

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

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, net accounts receivable, equity-based compensation expense, product warranty reserve, the usage and recoverability of its inventories, long-lived assets, intangible assets and net deferred tax assets (net of related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision-maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. The majority of revenue to date is from customers located in the United States and the majority of long-lived assets are located in the United States. Revenues to customers located outside of the United States were not material and $0.1 million for the three and six months ended June 30, 2023, respectively.

Revenues to customers located outside of the United States were $4.0 million and $7.5 million for the three and six months ended June 30, 2022, respectively. Long-lived assets, which consist of property and equipment, located outside of the United States were $4.1 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

Liquidity

The Company’s operations have been primarily financed through a combination of its proceeds from its initial public offering, other financing activities, and product sales. The Company expects that its near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with its business, including, without limitation, expenses associated with sales and marketing expense associated with increasing market awareness of its platform and brand generally to healthcare providers, individual consumers, enterprises and other target customers, research and development expenses associated with its test and care offerings, and expenses associated with being a public company.

The Company had an accumulated deficit of $396.1 million as of June 30, 2023. During the year ended December 31, 2022, and the six months ended June 30, 2023, the Company incurred negative cash flows. A tempering of COVID-19 testing demand has resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late stage technical development, the receipt of such approvals is outside the Company’s control. These factors, underscored by the inherent uncertainty in timing of regulatory approvals, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans to alleviate the conditions that raise substantial doubt include obtaining regulatory approvals for additional test products, reduced spending, and the pursuit of additional capital. There can be no assurance that the current operating plan will be achieved, including the timing of additional products, or that additional funding will be available on terms acceptable to the Company, or at all. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTE 3. REVENUE
Product Revenue
Disaggregation of the product revenue by type of customer for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Private sector customers	$7,297	$80,528	$31,310	$256,372
Public sector entities	294	3,823	775	5,433
Total product revenue	$7,591	$84,351	$32,085	$261,805
Product revenue for the three and six months ended June 30, 2023 includes an immaterial amount of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.
The following table sets forth the Company’s product gross (loss) profit and product gross (loss) profit margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$7,591	$84,351	$32,085	$261,805
Cost of product revenue	29,346	101,898	69,169	188,595
Product gross (loss) profit	$(21,755)	$(17,547)	$(37,084)	$73,210
Product gross (loss) profit margin	(287)%	(21)%	(116)%	28%

During the six months ended June 30, 2023, a contract manufacturer vendor drew on a cash collateralized letter of credit in the amount of $12.0 million (the “disputed payment charge”) that was recorded in cost of product revenue. The Company disputes the validity of the payment and is pursuing recovery (See Note 14. Commitments and Contingencies).
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied through direct-to-consumer sales but not billed at the reporting date. Net contract assets were not material and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, and were recorded in other current assets on the balance sheets.

Contract liabilities are recorded when cash is received prior to recording revenue. Contract liabilities are recorded in deferred revenue on the balance sheets. The activity related to contract liabilities for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$1,566	$92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	406	3,411
Revenue recognized related to contract liability balance at the beginning of the period	(1,504)	—
Balance at end of period	$468	$95,859

Grant and Other Revenue
Grant and other revenue primarily relates to a cost reimbursement agreement with the Biomedical Advanced Research and Development Authority (“BARDA”). The Company generated $2.1 million and $2.2 million of revenue related to the agreement with BARDA during the three and six months ended June 30, 2023, respectively. The Company generated $3.3 million and $5.3 million of revenue related to the agreement with BARDA during the three and six months ended June 30, 2022, respectively.

Accounts Receivable

Under ASU 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is uncollectible.

The activity related to the allowance for credit losses for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Allowance for credit losses, beginning balance	$2,311	$318
Provision for doubtful accounts, net of recoveries	(327)	453
Write-offs	—	(15)
Allowance for credit losses, ending balance	$1,984	$756

Receivables Purchase Agreement

On June 1, 2023, the Company entered into a Receivables Purchase Agreement (the “Purchase Agreement”) with East West Bank, a California state-chartered bank (the “Purchaser”), pursuant to which, among other things, the Company may sell certain of the indebtedness and other payment obligations owed to the Company to the Purchaser in an amount of up to $20 million without recourse in exchange for cash. Transactions under the Purchase Agreement, which matures on June 1, 2024, are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under the Purchase Agreement, the Company does not maintain any beneficial interest in the receivables sold. The Company performs limited administrative services on behalf of the Purchaser since the receivables are trade receivables, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee of the Wall Street Journal prime rate with a floor of 5.50%, are reflected in cash flows from operating activities on the condensed consolidated statements of cash flows. The Company’s loss on these transactions, the cost of factoring such receivables, is reflected in other income, net on the condensed consolidated statements of operations, and were not material during the three and six months ended June 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company received cash proceeds of $2.9 million and $0, respectively, from the sales of accounts receivables under its factoring arrangements. As of June 30, 2023 and

December 31, 2022, there were a total of $3.0 million and $0, respectively, of uncollected receivables that had been sold and removed from the Company’s condensed consolidated balance sheets.
NOTE 4. INVENTORIES
As of June 30, 2023 and December 31, 2022, the Company’s inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$79,657	$80,968
Work-in-process	11,920	14,305
Finished goods	41,893	37,867
Reserve	(37,083)	(25,494)
Total inventories	$96,387	$107,646
Non-current inventories	$(28,014)	$(25,436)
Total inventories, current	$68,373	$82,210
NOTE 5. PREPAID EXPENSES
As of June 30, 2023 and December 31, 2022, the Company’s prepaid expenses consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expense	$5,676	$11,523
Prepaid inventory	3,642	4,205
Total prepaid expenses	$9,318	$15,728
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of June 30, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Construction in progress	$35,881	$32,412
Machinery and equipment	217,555	214,702
Leasehold improvements	24,214	23,233
Furniture and fixtures	1,914	1,883
Property and equipment	279,564	272,230
Accumulated depreciation and amortization	(104,117)	(82,955)
Total property and equipment, net	$175,447	$189,275

Depreciation and amortization expense related to property and equipment was $10.6 million and $10.2 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $21.2 million and $20.2 million for the six months ended June 30, 2023 and 2022, respectively. The carrying value of assets under finance leases within property and equipment as of June 30, 2023 and December 31, 2022 was $6.0 million and $7.3 million, respectively.

As of June 30, 2023, the carrying value of manufacturing equipment not yet placed into service was $23.8 million. The cost of this equipment is substantially complete and is included in construction in progress. Depreciation expense related to these assets will commence when they are placed into service and will be depreciated over their estimated useful lives.

NOTE 7. INTANGIBLE ASSETS
As of June 30, 2023, the Company’s intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Capitalized software	$24,751	$(8,904)	$15,847
Other	920	(78)	842
Intangible assets, net	25,671	(8,982)	16,689
In-process software development	5,080	—	5,080
Total intangible assets	$30,751	$(8,982)	$21,769
As of December 31, 2022, the Company’s intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Capitalized software	$19,052	$(5,724)	$13,328
In-process software development	3,539	—	3,539
Total intangible assets	$22,591	$(5,724)	$16,867

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

Amortization expense related to intangible assets placed in service was $1.8 million and $3.3 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to intangible assets placed in service was $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2023 (excluding the six months ended June 30, 2023)	$4,168
2024	7,565
2025	4,121
2026	835
Total amortization expense	$16,689

TrustedMedRx Acquisition

On March 22, 2023, CHP HC, LLC, a wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire TrustedMedRx, LLC, a privately-held pharmacy, which holds operating licenses in various jurisdictions. The purchase was completed on May 4, 2023, and is expected to enhance the Company's presence in the retail pharmacy market and expand its product and service offerings. The total purchase price was $0.7 million and the Company incurred acquisition costs of $0.2 million. The Company concluded the purchase qualified as an asset acquisition and the purchase price and acquisition costs related to the operating licenses have been capitalized as intangible assets. The capitalized operating licenses will be amortized on a straight-line basis over a period of 2 years, which represents the estimated useful life. The Company will begin amortizing the capitalized costs on a straight-line basis over the operating licenses’ estimated useful life.
NOTE 8. LEASES
The Company leases real estate and manufacturing and laboratory equipment which are used in the Company’s manufacturing, research and development, and administrative activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. These arrangements are classified as finance leases and operating leases. Finance leases consist of laboratory and manufacturing equipment with remaining terms ranging up to one year. The Company’s operating leases relate to the Company’s manufacturing facilities and office space and have remaining terms from under one year to eight years.
There were no new material leases entered into during the three and six months ended June 30, 2023.
The right-of-use assets and lease liabilities recognized on the Company’s balance sheet as of June 30, 2023 and December 31, 2022 were as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$82,752	$85,321
Right-of-use assets finance leases	Property and equipment, net	6,034	7,264
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	7,672	7,739
Finance lease liabilities (current)	Finance lease liabilities, current	1,756	2,362
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	41,655	44,045
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	—	849
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,013	$2,795	$6,001	$5,557
Finance lease cost:
Amortization of right-of-use assets	591	640	1,231	1,279
Interest on lease liabilities	17	43	41	94
Total lease cost	$3,621	$3,478	$7,273	$6,930
NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued purchases(1)	$1,806	$4,488
Accrued payroll and benefits	15,255	26,350
Accrued expenses	6,343	5,553
Accrued sales tax	—	1,361
Product warranty reserve	4,065	6,660
Accrued restructuring	218	—
Accrued purchase commitment loss (2)	8,237	7,966
Total accrued liabilities and other current liabilities	$35,924	$52,378
(1) Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.

(2) Accrued purchase commitment loss reflects accrued loss on purchase obligations for inventory expected to be reserved.

NOTE 10. DEBT
Secured Revolving Facility Agreement
On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of June 30, 2023, there were no revolving loans outstanding and $1.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $99.0 million. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance is amortized over two years and is classified in other non-current assets since no funds were drawn on the 2022 Revolving Facility Agreement.
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
The 2022 Revolving Facility Agreement requires the Company to maintain a current ratio of not less than 1.20 to 1.00, measured quarterly. The 2022 Revolving Facility Agreement also requires the Company to maintain at least six months remaining liquidity, determined as set forth in the 2022 Revolving Facility Agreement. Additionally, the 2022 Revolving Facility Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Company was in compliance with its covenants as of June 30, 2023.

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

NOTE 11. STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Stock Incentive Plan

In September 2021, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The 2021 Plan initially authorized the issuance of a maximum of 22,399,691 shares of common stock. The number of shares of common stock available for issuance under the 2021 Plan were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 5%

of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) the number of shares of the Company's common stock determined by the Company's board of directors.

2021 Employee Stock Purchase Plan

In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The 2021 ESPP initially allowed for the sale of 2,834,754 shares of common stock. The number of shares of the Company's common stock to be sold under the 2021 ESPP were and will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 8,504,263 shares, (ii) 1% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (ii) a number of shares of the Company's common stock determined by the Company's board of directors. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date.

Stock-Based Compensation

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenues	$709	$885	$1,345	$1,402
Sales and marketing	1,747	2,464	3,275	5,277
Research and development	3,888	6,423	8,957	11,568
General and administrative	4,929	7,020	11,784	14,579
Restructuring	229	—	549	—
Total stock-based compensation expense	$11,502	$16,792	$25,910	$32,826

In total, $0.7 million and $1.3 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the three and six months ended June 30, 2023, respectively. An immaterial amount remained in inventory as of June 30, 2023.

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	7,102,853	$5.92	6.4
Granted	3,473,387	2.15
Exercised	(169,515)	0.66
Forfeited	(1,069,922)	11.76
Expired	(129,790)	11.44
Outstanding at June 30, 2023	9,207,013	$3.83	7.0
Exercisable at June 30, 2023	5,810,401	$4.26	5.6
Vested and expected to vest at June 30, 2023	9,207,013	$3.83	7.0

As of June 30, 2023, there was $9.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years, on a straight-line basis.

The estimated fair value of each stock option award granted to employees was determined on the date of grant using the BSM option pricing model with the following assumptions for stock option grants for the six months ended June 30, 2023.

2023
Expected volatility	85%
Expected term (years)	6.5
Expected dividend yield	0.0%
Risk-free interest rate	4.3%
Grant date fair value	$1.58

During the six months ended June 30, 2023, the Company modified certain stock options previously granted to non-employees. The modification included changes to the exercise price of 622,323 unvested options. As a result of these modifications, the Company will recognize an additional $0.4 million in stock-based compensation expense over the remaining vesting period of the affected options.

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

A summary of RSU activity and related information for the six months ended June 30, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	18,681,701	$9.51	$177,739
Granted	9,330,451	1.68	15,706
Vested	(2,528,808)	7.32	(18,523)
Forfeited	(4,878,189)	6.96	(33,934)
Outstanding, June 30, 2023	20,605,155	$6.84	$140,988

As of June 30, 2023, there was $93.0 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years, on a straight-line basis.

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

Market-based performance-vesting RSU activity for the six months ended June 30, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	$3,335,300	$12.82	$42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2023	$3,335,300	$12.82	$42,759

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

Operations-based performance-vesting RSU activity for the six months ended June 30, 2023 was as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2023	798,635	$16.00	$12,778
Granted	266,212	2.48	660
Vested	—	—	—
Forfeited	(532,425)	9.24	(4,919)
Outstanding, June 30, 2023	532,422	$16.00	$8,519
Common Stock Warrants
As of June 30, 2023, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2022.
NOTE 12. LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method and the if-converted method. Dilutive potential common shares include stock options, non-vested shares, redeemable convertible preferred shares, convertible notes, restricted stock and similar equity instruments granted by the Company. Some restricted stock units vest upon certain performance and market conditions and as they vest, the shares will be included in outstanding common shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(83,864)	$(99,050)	$(178,062)	$(96,247)

Denominator:
Basic and diluted weighted-average common shares outstanding	151,869,131	147,498,162	151,478,593	147,014,951

Net (loss) income per share
Basic	$(0.55)	$(0.67)	$(1.18)	$(0.65)
Diluted	$(0.55)	$(0.67)	$(1.18)	$(0.65)
In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net loss per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	20,605,155	16,827,712	20,605,155	16,827,712
Stock options	9,207,013	8,463,738	9,207,013	8,463,738
Employee stock purchase plan – shares projected to be issued	825,973	148,963	825,973	148,963
Common stock warrants	75,744	75,744	75,744	75,744
Total	30,713,885	25,516,157	30,713,885	25,516,157
NOTE 13. INCOME TAXES
The Company’s effective income tax rate for each of the three and six months ended June 30, 2023 was 0%. The Company’s effective income tax rate for the three and six months ended June 30, 2022 was 3.3% and 3.4%, respectively.

The effective tax rate for the three and six months ended June 30, 2023 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets.

The effective tax rate for the three and six months ended June 30, 2022 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets and the impact of certain state tax credits recorded during the six months ended June 30, 2022.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
The following table provides a reconciliation of the change in estimated warranty liabilities:

Amount
Balance, December 31, 2022	$6,660
Provision for warranties	1,959
Settlements	(4,554)
Balance, June 30, 2023	$4,065
Cost Reduction Plan

On January 5, 2023, the Company announced that it was implementing a new cost reduction plan (the “January CRP”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the January CRP following a review of the Company’s business, operating expenses and the macroeconomic environment. The January CRP is intended to reduce the Company’s cost structure and improve its operational efficiency. The January CRP includes a reduction in the Company’s employee base.

On April 28, 2023, the Company announced a further cost reduction plan (the “April CRP”, and together with the January CRP, the “CRP”), which included a reduction in the Company’s employee base.

Cash expenditures in connection with the CRP consist of payments for salary, benefits, and unused paid time off for the affected employees. The CRP also consists of a severance package that includes a cash severance payment and payments to cover the employer premiums and administration fees for continuation of healthcare coverage for a limited period. The severance package, in some cases, also included an acceleration of the vesting of certain outstanding restricted stock units and stock options to affected employees.

Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. The Company expects payments relating to the CRP to be completed by the end of the fourth quarter of 2023.

In connection with the CRP, the Company recorded restructuring charges of $6.6 million and $14.5 million during the three and six months ended June 30, 2023, respectively, related to one-time termination benefits.

The following table summarizes the total amount incurred and accrued related to these restructuring activities:

Amount
Accrued restructuring as of December 31, 2022	$—
Restructuring charges incurred during the period	14,518
Cash payments	(13,751)
Non-cash settlements and other adjustments	(549)
Accrued restructuring as of June 30, 2023	$218

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of June 30, 2023.

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

Legal Proceedings

On May 5, 2023, Sanmina Corporation (“Sanmina”), a contract manufacturer, filed a complaint against us in the Superior Court of California, Santa Clara County. Sanmina alleges breach of contract, breach of implied covenant of good faith and fair dealing and promissory estoppel. In connection with this allegation, in March 2023, Sanmina unilaterally drew against a $12.0 million collateralized letter of credit with Sanmina (the “Letter of Credit”) that we had posted as a partial security for our obligations under our agreement with Sanmina, and which we have previously recorded as cost of product revenue. Sanmina is seeking damages in the amount of approximately $30.0 million. We believe the claims are without merit, and we dispute both the incurrence of the costs alleged and that Sanmina lawfully drew on the Letter of Credit. We intend to defend ourselves vigorously and on July 25, 2023, we filed a cross-complaint alleging, among other claims, that Sanmina is in breach of contract for improperly over-ordering components and we are seeking recovery of wrongfully retaining funds, components, and manufacturing equipment rightfully due to us.

Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel.
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

Investments in Our Growth

We expect to make continued investments as appropriate in our business to drive growth and to deliver our business strategies. We plan to invest in research and development to enhance our platform and bring additional tests to market. For example, in February 2023, we further expanded our Cue Care capabilities and our product lines by launching the sale of at-home test kits, allowing users to test for general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. We are continuing to enhance these service offerings and anticipate introducing solutions for additional conditions. In addition to continuing to develop our own test kits, we are also expanding the Cue Care experience to allow users of third-party test results to continue to receive the same virtual care and e-prescription process we offer to users of our product lines. In May 2023, we announced a new pharmacy offering with over-the-counter and prescription medication options for common health and wellness needs.

Expanding Our Customer Base

Following the completion of our obligations under the U.S. DoD Agreement in December 2021, the future commercial success of our diagnostic products is dependent on our ability to broaden our customer base beyond the U.S.

government and public sector to include enterprise employers, healthcare providers and direct-to-consumer. As a result, our long term growth depends on our ability to renew and acquire new customers. Current key strategic relationships include BARDA, Google LLC, or Google, the Mayo Clinic, the National Basketball Association, Major League Baseball, Henry Schein, Inc., McKesson Corporation, Cardinal Health, Inc., Medline Industries, LP and the Minnesota Department of Health We intend to leverage our success with our COVID-19 test and the expansion of our manufacturing capabilities to enable broad distribution of our Cue Readers and awareness of our platform across different groups of customers and to enhance pull-through of our future tests.

Enhancing and Expanding Our Menu of Tests and Software Capabilities

We currently offer our molecular COVID-19 test, molecular mpox test, as well as other at-home test kits which address general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. In May 2023, we announced a new pharmacy offering with over-the-counter and prescription medication options for common health and wellness needs. A key part of our growth strategy is to continue to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. We have filed De Novo submission to the FDA for full clearance of our Flu A/B standalone molecular test, Respiratory Syncytial Virus (“RSV”) molecular test and filed an EUA submission to the FDA for our Flu A/B + COVID multiplex molecular test. We have two test kits in clinical studies, covering Strep Throat and Chlamydia + Gonorrhea (swab collection method), as well as one test kit in late stage technical development for Chlamydia + Gonorrhea (urine collection method). In August 2022, we completed our launch of Cue Care, our test-to-treat solution for patients who test positive on any COVID-19 test, including at-home antigen tests and in February 2023 we further expanded our Cue Care capabilities to include other at-home test kits. In March 2023, the FDA issued an EUA for the Company’s molecular test to detect the mpox virus for use in a point-of-care setting. In June 2023, the Company received De Novo authorization for the Company's molecular test to detect COVID-19.

Regulatory Clearance of Our Diagnostic Products

Our commercial success will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory clearances, approvals or authorizations for existing or new product offerings by us, product enhancements, or additions to our proprietary intellectual property portfolio. In June 2023, the Company received De Novo authorization for the Company's molecular test to detect COVID-19. However, we will not be able to commercialize any other tests for our platform unless we obtain required regulatory clearances or other necessary approvals or authorizations. As such, our ability to navigate, obtain and maintain the required regulatory clearances, approvals or authorizations, as well as comply with other regulatory requirements, for our products will in part drive our results of operations and impact our business.

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
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$7,591	$84,351	$32,085	$261,805
Grant and other revenue	2,305	3,349	2,576	5,305
Total revenue	9,896	87,700	34,661	267,110
Operating costs and expenses:
Cost of product revenue	29,346	101,898	69,169	188,595
Sales and marketing	8,059	16,971	19,307	51,139
Research and development	36,536	44,000	81,269	72,787
General and administrative	14,703	25,411	31,641	52,321
Restructuring expense	6,645	1,883	14,518	1,883
Total operating costs and expenses	95,289	190,163	215,904	366,725
Loss from operations	(85,393)	(102,463)	(181,243)	(99,615)
Interest expense	(291)	(16)	(511)	(67)
Other income, net	1,820	43	3,692	49
Net loss before income taxes	(83,864)	(102,436)	(178,062)	(99,633)
Income tax benefit	—	(3,386)	—	(3,386)
Net loss	$(83,864)	$(99,050)	$(178,062)	$(96,247)
Net loss per share attributable to common stockholders – diluted	$(0.55)	$(0.67)	$(1.18)	$(0.65)

Comparison of the Three Months Ended June 30, 2023 and 2022
The following table sets forth a summary of our results of operations for the three months ended June 30, 2023 and 2022 and the changes between periods:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$7,591	$84,351	$(76,760)	(91)%
Grant and other revenue	2,305	3,349	(1,044)	(31)%
Total revenue	9,896	87,700	(77,804)	(89)%
Operating costs and expenses:
Cost of product revenue	29,346	101,898	(72,552)	(71)%
Sales and marketing	8,059	16,971	(8,912)	(53)%
Research and development	36,536	44,000	(7,464)	(17)%
General and administrative	14,703	25,411	(10,708)	(42)%
Restructuring expense	6,645	1,883	4,762	253%
Total operating costs and expenses	95,289	190,163	(94,874)	(50)%
Loss from operations	(85,393)	(102,463)	17,070	(17)%
Interest expense	(291)	(16)	(275)	1,719%
Other income, net	1,820	43	1,777	4,133%
Net loss before income taxes	(83,864)	(102,436)	18,572	(18)%
Income tax benefit	—	(3,386)	3,386	(100)%
Net loss	$(83,864)	$(99,050)	$15,186	(15)%
Net loss per share – diluted	$(0.55)	$(0.67)	$0.12	(18)%
Revenue was $9.9 million in the three months ended June 30, 2023, compared to $87.7 million in the three months ended June 30, 2022. The decrease was primarily volume related due to the tempering of COVID-19 testing during 2022 which continued into 2023. Revenue during the three months ended June 30, 2023 was primarily driven by sales to private sector customers of $7.6 million.
Cost of Product Revenue was $29.3 million in the three months ended June 30, 2023, compared to $101.9 million in the three months ended June 30, 2022. This decrease was primarily due to lower material costs of $27.2 million and lower labor and overhead costs of $13.5 million associated with decreased revenue volume as well as a reduction in excess and obsolete and warranty costs of $25.4 million. Our product gross profit margin, or product gross profit as a percentage of product revenue was a loss of 287% in the three months ended June 30, 2023, compared to a loss of 21%, in the three months ended June 30, 2022. The decrease in product gross profit margin was primarily due to an increase in excess inventory reserves and scrap of $11.7 million which impacted product gross profit margin by 155%, and a reduction in overall production volume relative to our manufacturing capacity which impacted product gross profit margin by 174%. These decreases were offset by a prior year charge of $42.8 million related to an overbuild of inventory and identification of certain products which are not expected to perform in line with the Company’s quality standards which impacted product gross profit margin by 51%.
Sales and Marketing Expense was $8.1 million in the three months ended June 30, 2023, compared to $17.0 million in the three months ended June 30, 2022. This decrease was primarily due to a decrease in personnel costs of $3.6 million related to the CRP, workforce realignment and optimization efforts, a decrease in digital marketing costs of $2.9 million as we shifted to account-based marketing strategies, and a decrease in professional services costs of $2.1 million from additional efforts in cost reduction.
Research and Development Expense was $36.5 million in the three months ended June 30, 2023, compared to $44.0 million in the three months ended June 30, 2022. This decrease was primarily driven by decreased personnel costs of $6.5 million related to the CRP, workforce realignment and optimization efforts and decreased materials and costs to build tests in support of our development and clinical programs of $3.2 million.

General and Administrative Expense was $14.7 million in the three months ended June 30, 2023 compared to $25.4 million in the three months ended June 30, 2022. This decrease was primarily related to a decrease in personnel costs of $4.2 million related to the CRP, workforce realignment and optimization efforts and a decrease in accounting and other consulting-related costs of $2.3 million, as we invested in our central team to support our operations as a public company in order to reduce consulting-related costs.
Interest Expense was $0.3 million in the three months ended June 30, 2023, compared to $0 in the three months ended June 30, 2022.
Income Tax Benefit was $0 and $(3.4) million in the three months ended June 30, 2023 and 2022, respectively. Our effective income tax rate for the three months ended June 30, 2023 and 2022 was 0.0% and 3.3%, respectively. The effective tax rate for the three months ended June 30, 2023 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets. The effective tax rate for the three months ended June 30, 2022 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets and the impact of certain state tax credits recorded during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table sets forth a summary of our results of operations for the six months ended June 30, 2023 and 2022 and the changes between periods:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
(dollars in thousands)	(unaudited)
Revenue:
Product revenue	$32,085	$261,805	$(229,720)	(88)%
Grant and other revenue	2,576	5,305	(2,729)	(51)%
Total revenue	34,661	267,110	(232,449)	(87)%
Operating costs and expenses:
Cost of product revenue	69,169	188,595	(119,426)	(63)%
Sales and marketing	19,307	51,139	(31,832)	(62)%
Research and development	81,269	72,787	8,482	12%
General and administrative	31,641	52,321	(20,680)	(40)%
Restructuring expense	14,518	1,883	12,635	671%
Total operating costs and expenses	215,904	366,725	(150,821)	(41)%
Loss from operations	(181,243)	(99,615)	(81,628)	82%
Interest expense	(511)	(67)	(444)	663%
Other income, net	3,692	49	3,643	7,435%
Net loss before income taxes	(178,062)	(99,633)	(78,429)	79%
Income tax benefit	—	(3,386)	3,386	(100)%
Net loss	$(178,062)	$(96,247)	$(81,815)	85%
Net loss per share – diluted	$(1.18)	$(0.65)	$(0.52)	80%
Revenue was $34.7 million in the six months ended June 30, 2023, compared to $267.1 million in the six months ended June 30, 2022. The decrease was primarily volume related due to the tempering of COVID-19 testing during 2022 which continued into 2023. Revenue during the six months ended June 30, 2023 was primarily driven by sales to private sector customers of $31.7 million.
Cost of Product Revenue was $69.2 million in the six months ended June 30, 2023, compared to $188.6 million in the six months ended June 30, 2022. This decrease was primarily due to lower material costs of $74.7 million and lower labor and overhead costs of $33.4 million associated with decreased revenue volume, offset by the disputed payment charge of $12.0 million (see Note 3. Revenue). Our product gross profit margin, or product gross profit as a percentage of product revenue was a loss of 116% in the six months ended June 30, 2023, compared to 28% in the six months ended June 30, 2022. The decrease in product gross profit margin was primarily due to the aforementioned $12.0 million charge which impacted product gross profit margin by 37% and an increase in excess inventory reserves and scrap of $15.8 million which impacted product gross profit margin by 49%. In addition, a reduction in overall production volume relative to our manufacturing capacity impacted product gross profit margin by 70%. These decreases were offset by a prior year charge of $42.8 million related to an overbuild of inventory and identification of certain products which are not expected to perform in line with the Company’s quality standards which impacted product gross profit margin by 16%.
Sales and Marketing Expense was $19.3 million in the six months ended June 30, 2023, compared to $51.1 million in the six months ended June 30, 2022. This decrease was primarily due to a decrease in digital and marketing costs of $27.0 million as we shifted to account-based marketing strategies and a decrease in personnel costs of $4.4 million related to the CRP, workforce realignment and optimization efforts.
Research and Development Expense was $81.3 million in the six months ended June 30, 2023, compared to $72.8 million in the six months ended June 30, 2022. This increase was primarily driven by a shift in usage of facility and support costs by research and development of $5.2 million and increased regulatory, clinical and material costs to build tests in support of our development and clinical programs of $4.0 million. The increase was driven by investment in our software stack as well as expansion of our test menu including our Flu A/B standalone, RSV standalone, Flu A/B +

COVID multiplex and Chlamydia + Gonorrhea molecular tests. These increases were offset by a decrease of personnel costs of $2.1 million related to the CRP, workforce realignment and optimization efforts.
General and Administrative Expense was $31.6 million in the six months ended June 30, 2023 compared to $52.3 million in the six months ended June 30, 2022. This decrease was primarily related to a decrease in personnel costs of $7.4 million related to the CRP, workforce realignment and optimization efforts and a decrease in accounting and other consulting-related costs of $6.8 million, as we invested in our central team to support our operations as a public company in order to reduce consulting-related costs.
Interest Expense was $0.5 million in the six months ended June 30, 2023, compared to $0.1 million in the six months ended June 30, 2022.
Income Tax (Benefit) Expense was $0 and $(3.4) million in the six months ended June 30, 2023 and 2022, respectively. Our effective income tax rate for the six months ended June 30, 2023 and 2022 was 0.0% and 3.4%, respectively. The effective tax rate for the six months ended June 30, 2023 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets. The effective tax rate for the six months ended June 30, 2022 differs from the statutory rate primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets and the impact of certain state tax credits recorded during the six months ended June 30, 2022.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we held $128.6 million of cash and cash equivalents. Our primary cash needs are for the funding of day-to-day operations and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and sales and marketing expenses and research and development initiatives.

On June 30, 2022, we entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of June 30, 2023, there were no revolving loans outstanding and $1.0 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement, which reduces the availability to borrow under the revolving credit facility to $99.0 million. The revolving commitments terminate and the principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due and payable on June 30, 2024.

We had an accumulated deficit of $396.1 million as of June 30, 2023. During the year ended December 31, 2022, and the six months ended June 30, 2023, We incurred negative cash flows. A tempering of COVID-19 testing demand has resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late stage technical development, the receipt of such approvals is outside our control. These factors, underscored by the inherent uncertainty in timing of regulatory approvals, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

Management's plans to alleviate the conditions that raise substantial doubt include obtaining regulatory approvals for additional test products, reduced spending, and the pursuit of additional capital. There can be no assurance that the current operating plan will be achieved, including the timing of additional products, or that additional funding will be available on terms acceptable to us, or at all. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(dollars in thousands)	(unaudited)
Net cash, cash equivalents and restricted cash used in operating activities	$(96,547)	$(20,311)
Net cash, cash equivalents and restricted cash used in investing activities	(14,308)	(34,680)
Net cash, cash equivalents and restricted cash used in financing activities	(2,124)	(4,261)
Net change in cash, cash equivalents and restricted cash	$(112,979)	$(59,252)
Cash Flows from Operating Activities
Net cash, cash equivalents and restricted cash used in operating activities was $96.5 million in the six months ended June 30, 2023, primarily reflecting our net loss of $178.1 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by stock-based compensation expense of $25.9 million and depreciation and amortization expenses of $24.4 million. The timing of our revenue and collections decreased our accounts receivable.
Net cash, cash equivalents and restricted cash used in operating activities was $20.3 million in the six months ended June 30, 2022, primarily reflecting our net income of $96.2 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by stock-based compensation expense of $32.8 million and depreciation and amortization expenses of $21.6 million. The timing of our revenue and collections decreased our accounts receivable. Inventory increase was driven by our effort to limit the effects of a potential future supply chain disruption combined with a tempering of COVID-19 testing demand in the latter part of the first quarter of 2022.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $14.3 million for the six months ended June 30, 2023, reflecting purchases of property and equipment of $6.1 million and investments of $8.2 million primarily related to the development of internal-use software.
Net cash, cash equivalents and restricted cash used in investing activities was $34.7 million in the six months ended June 30, 2022, reflecting purchases of property and equipment of $30.8 million to expand our research and development and production capabilities and investments of $3.9 million in the development of internal-use software.
Cash Flows from Financing Activities
Net cash, cash equivalents and restricted cash used in financing activities for the six months ended June 30, 2023 of $2.1 million was primarily driven by $1.3 million in tax withholding on stock option exercises and RSU vesting and $1.5 million in payments for finance leases. These cash outflows were offset by proceeds of $0.5 million from the 2021 ESPP and $0.1 million from stock options exercised.
Net cash, cash equivalents and restricted cash used in financing activities was $4.3 million for the six months ended June 30, 2022, primarily driven by $3.5 million in tax withholding on stock option exercises and RSU vesting and $1.4 million in payments for finance leases. These cash outflows were offset by proceeds of $0.7 million from the 2021 ESPP and $0.5 million from stock options exercised.

Commitments and Contingencies

See Note 14. Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our commitments as of June 30, 2023.

Our material cash commitments at June 30, 2023 related to real estate leases under non-cancelable operating lease agreements in the amount of $49.3 million that expire at various dates through 2031 and finance leases of manufacturing equipment totaling $1.8 million. We expect to fund these commitments using our existing cash on hand.
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

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result our material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023.

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

As disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we continue to have material weaknesses in internal controls over financial reporting related to i) information technology general controls, ii) a lack of segregation of duties, iii) documentation and design of formalized processes and procedures, iv) experience and training important to our financial reporting requirements, and v) the review of journal entries. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we began to take steps to address our material weaknesses through our remediation plan, which included the hiring of a Chief Financial Officer, Chief Accounting Officer, Assistant Controller, Director of Tax, and Senior Director of SOX Compliance. We walked through and updated our documentation of key financial business processes and financial systems and identified areas of improvement and relevant risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective, and delivering targeted training to process/control owners, related to, but not limited to, financial accounting, manual journal entries, segregation of duties and information technology general controls. During the first and second quarters of 2023, we focused on advancing management action plans targeting processes and controls most critical to our material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we are or may become involved in legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

For information regarding our legal proceedings, see Note 14 - Commitments and Contingencies to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as set forth below:

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Global Stock Market (“Nasdaq”) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance on or prior to December 4, 2023. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

If we were to fail to meet a Nasdaq listing requirement, we may be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

Our stock price may be volatile, and the value of our common stock may decline.

The trading price of our common stock has been and may in the future continue to be subject to extreme volatility. For example, from September 27, 2021, the date our common stock began trading on the Nasdaq, through June 30, 2023, our common stock has experienced an intra-day trading high of $22.20 per share and an intra-day trading low of $0.36 per share. At certain times during such period, the daily fluctuations in the trading price of our common stock were greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our common stock. The trading price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including events described in the risk factors set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors.

We might not be able to continue as a going concern.

We had an accumulated deficit of $396.1 million as of June 30, 2023. During the year ended December 31, 2022, and the six months ended June 30, 2023, we incurred negative cash flows. A tempering of COVID-19 testing demand has resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late state technical development, the receipt of such approvals is outside our control. These factors, underscored by the inherent uncertainty of obtaining timely regulatory approvals, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next twelve months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Product liability, product recall or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.

The products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing, packaging or administration of drugs or other products and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the drugs or other products we sell or services we provide. Should a product or other liability issue arise, the coverage available under our insurance programs and the indemnification amounts available to us from third parties may not be adequate to protect us against the financial impact of the related claims. We also may not be able to maintain our existing levels of insurance on acceptable terms in the future. A product liability or personal injury issue or judgment against us or a product recall, tampering, or mislabeling could damage our reputation and have a significant adverse effect on our businesses, operating results and/or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers

Erica Palsis, our General Counsel, adopted a Rule 10b5-1 trading arrangement on May 23, 2023. The duration of the trading arrangement begins on August 21, 2023, and ends on August 30, 2024. The Rule 10b5-1 trading arrangement provides for the sale of 85,920.shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

Cue Health Inc.

Date: August 9, 2023	By:	/s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Aasim Javed
Aasim Javed
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	By:	/s/ Randall Pollard
Randall Pollard
Chief Accounting Officer and Controller
(Principal Accounting Officer)