Form 10-K
period 2023-12-31
Cue Health Inc.
filed 2024-03-13
CIK 1628945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40824

Cue Health Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1562193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4980 Carroll Canyon Rd., Suite 100
San Diego, CA 92121
(858) 412-8151
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	HLTH	Nasdaq Capital Market
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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was approximately $50 million, based upon the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2024, there were approximately 158,516,303 shares of the registrant's common stock outstanding.

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
•the extent and duration of the COVID-19 pandemic and the impact of the end of the COVID-19 pandemic and severity of existing and new variants on our business and our expectations regarding customer and user demand for our COVID-19 test;
•our ability to increase demand for, and the rate of market adoption of, the Cue Health Monitoring System and our platform, tests and other products generally, including with consumers, healthcare professionals, enterprises, insurers and other payors and public health officials;
•our ability to effectively scale and adapt our manufacturing capacity and other operations in a timely manner in order to meet contractual obligations, market demand, planned future test menu and to be able to successfully operate our business;
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
•our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests, including our existing Federal Drug Administration (“FDA”) Emergency Use Authorizations (“EUAs”) for our COVID-19 test;
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
•the impact of stockholder activism;
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

Our platform has been designed to work seamlessly to deliver and manage health data both within the healthcare system and within the home. Through our application programming interfaces, or APIs, our platform has been engineered so that it can be directly integrated into existing workflows and on-demand services, such as telemedicine, e-Rx services, and EMR systems. For example, we implemented an integration with one of the U.S.’s leading EMR systems on behalf of one of our customers, a leading healthcare system, to enable a seamless workflow from test ordering to test results, with our mobile app and the Cue Health Monitoring System. But beyond designing our platform to be able to integrate within the traditional healthcare system, we have built our platform to enable fast, frequent, lab-quality diagnostics by anyone, anywhere, intended to facilitate a new continuous care model of personalized and contextualized healthcare. Our first commercially available diagnostic test for use with our Cue Health Monitoring System is our Cue COVID-19 Test Kit, which has received De Novo authorization as well as two Emergency Use Authorizations, or EUAs, from the U.S. Food & Drug Administration, or the FDA, for point-of-care and over-the-counter and at-home use, an Interim Order authorization from Health Canada, regulatory approval from the Central Drugs Standard Control Organisation (“CDSCO”), and authorization from Singapore Health

Sciences Authority. Users can run a COVID-19 test anywhere using the Cue Reader and a Cue COVID-19 Test Kit, and have lab-quality test results delivered digitally to the user’s mobile smart device in about 20 minutes.

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

In February 2023, we further expanded our Cue Care capabilities and our product line by launching Cue Lab at-home test kits, allowing users to test for certain general health and wellness conditions, making it easier for people to take control of their health using actionable information. Through this feature, individuals with a wide range of health concerns, such as sexual health, heart health, and food sensitivities, can order an at-home panel test kit through the Cue Health App or on our website, receive one or more sample collection kits, collect their sample, and mail their sample to one of our independent, CLIA-certified, diagnostic lab partners using an enclosed, self-addressed stamped envelope. After processing by the lab, the user’s easy-to-understand results are securely delivered back to the customer in the Cue Health App, along with educational materials about their condition or concern. The user can then choose to consult virtually with a healthcare provider via Cue Care to receive personalized care and treatment delivered quickly.

In May 2023, we announced an expansion of our Cue Integrated Care Platform to include a new pharmacy offering (Cue Pharmacy) with over-the-counter and prescription medication options for a growing number of common health and wellness needs. These include sexual health, such as erectile dysfunction and herpes, as well as birth control, hair loss, and more.

While our at-home test kits and other Cue Health App features allow users to access a greater variety of tests and information about their health, we continue to develop our own test kits for use with the Cue Health Monitoring System. Our COVID-19 test and mpox test (authorized under EUA), are our only commercially available test kits for use with our Cue Reader, and our future tests remain subject to technical development, clinical studies and regulatory authorization, clearance or approval, we have additional test kits that are currently under review by the FDA (Flu de novo, RSV de novo). We also have test kits in late-stage technical development (Strep Throat and Chlamydia + Gonorrhea, (swab collection method), Chlamydia + Gonorrhea (urine collection method) and HSV 1/2 + Mpox molecular multiplex test). In August 2023, we were awarded a new contract to develop an Influenza A/B, RSV, and COVID-19 molecular multiplex test for both over-the-counter and point-of-care use.

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

We believe our platform will allow us to continue to develop and commercialize new tests quickly and scale rapidly, driven by our flexible technology and our in-house, vertically-integrated and automated manufacturing facilities. Our platform has the potential to perform a variety of different tests by accommodating different sample types, including saliva, blood, and urine, detecting nucleic acids, small molecules, and proteins or cells. Because we developed our manufacturing facilities and processes in tandem with our technology, we were able to scale our production using fully automated production pods. A production pod is a free standing, modular environmentally-controlled structure containing an automated test cartridge production line. Additionally, we produce our critical biochemistry in-house, including enzymes, antibodies and primers for our Cue Cartridges.

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

Cue Health Monitoring System

The Cue Health Monitoring System consists of our Cue Reader and a Cue Test Kit. Each Cue Test Kit is comprised of a Cue Cartridge and a Cue Wand. The Cue Reader is an elegantly designed, automated analyzer of test results and is used with Cue Test Kits and the Cue Health App. The Cue Reader contains all the circuitry necessary to process, analyze, and communicate test results digitally, including encrypted Bluetooth radio communication and other sensors. The Cue Reader runs the Cue Cartridge and communicates the result of the test digitally via Bluetooth to the Cue Health App. The Cue Reader is easy to set-up and use and is designed to be universally compatible with our current and planned future Cue Test Kits. The Cue Cartridge is a sample-specific, single-use cartridge designed to handle different chemistries. Each Cue Cartridge contains the specific reagents and associated materials required to detect the target of the particular test and is designed with ease-of-use, user safety, and scalability in mind. The Cue Wand is a single-use and sterile sample collection device designed to permit collection of multiple sample types, including saliva, blood, and urine, with only minor modification. When a Cue Wand is inserted into the associated Cue Cartridge, the system automatically runs the test and delivers the result to our Cue Health App.

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

Cue Virtual Care Delivery Apps and Cue Care

Our Cue Virtual Care Delivery Apps consist of the Cue Health App, Cue Clinic, and the Cue Enterprise Dashboard. Together, the Cue Health App and Cue Clinic are the two front-end applications that comprise Cue Care. Cue Care is the marketed term for the combination of virtual care delivery apps (the consumer-facing Cue Health App and the clinician-facing Cue Clinic app), services and integrations that power the clinician-consumer interactions such as video calls, secure messaging, prescription ordering, test ordering, and medication delivery. As most healthcare journeys begin with diagnosis, the Cue Health App first provides the interface to run a Cue Test Kit on the Cue Reader or to receive results of a mail-in, at-home test. The Cue Health App creates a secure interface between the user and their health data. For consumers, it allows a single point of entry for their health data and to receive virtual care and treatment. For healthcare professionals, Cue Clinic is designed to provide a unified platform for managing patient histories and allows for telemedicine and e-prescription services through the Cue Ecosystem of Integration and Apps.

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

Strategic Collaborations and Certain Other Agreements

U.S. Government

•BARDA

We have partnered with the U.S. Biomedical Advanced Research and Development Authority, or BARDA, since June 2018, initially focusing on a molecular influenza test using the Cue Health Monitoring System pursuant to a contract that was originally effective through January 2021 and that provided $14.0 million in base funding. In March 2020, BARDA exercised an option to accelerate development, validation and FDA clearance of our COVID-19 test for a $13.7 million award. In May 2020, our original contract with BARDA was amended to increase the base value to $21.8 million and to extend the contract term to January 2023. Pursuant to our agreement with BARDA, we agreed to provide regular reports to BARDA regarding our progress and certain customary oversight provisions. BARDA can terminate this agreement for convenience or if we fail to meet our obligations, subject to our opportunity to cure such defaults. Furthermore, in January 2022, the scope of our partnership with BARDA was increased to include our development of an Omicron-Genotyping COVID-19 test to be used in professional point-of-care settings. In December 2022, the existing contract was further amended to extend the period of performance to June 2023, and has since subsequently been modified to extend the period of performance to September 2024.

In August 2023, we were awarded a new contract for $28.3 million by BARDA to develop an Influenza A/B, RSV, and COVID-19 molecular multiplex test for both over-the-counter and point-of-care use.

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

Google

In April 2021, we entered into an agreement with Google LLC to provide Cue Readers and Cue COVID-19 Test Kits to Google's employees through year end 2021. In November 2021, this agreement was renewed through June 30, 2022. Under the renewed agreement, Google’s employees were given access to proctoring services. In June 2022 the contract was renewed through December 31, 2022 and in December 2022, it was renewed through June 30, 2023 and subsequently extended through December 31, 2024.

In August 2021, we entered into a partnership with Google Cloud to accelerate the development of a secure real-time COVID-19 variant tracking and sequencing solution. The partnership is intended to create an advanced respiratory biothreat detection system spanning from our at-home diagnostic testing to full real-time viral sequencing as well as analytical and predictive capability using Google Cloud powered solutions.

Our Growth Strategy

Key elements of our growth strategy include:

•Expand our menu of tests and continue to innovate and enhance our platform. We continue to expand our test menu using at-home, mail-in test kits and we plan to expand Cue’s test menu for tests that use the Cue Reader, including in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management, with several of these tests having been submitted for FDA authorization and clearance. Our broad planned future test menu is aimed to appeal to consumers, employers, healthcare providers and health plans alike and will allow for care that can be personalized to the consumer. We intend to continue to enhance our platform capabilities to provide a comprehensive user experience.

•Continue to expand our installed base and distribution network to enable pull-through of our future extended care offerings. We believe that the ability of customers to experience our platform for COVID-19 testing will facilitate market adoption and awareness that will benefit us as we continue to expand our test menu. COVID-19 has served as an accelerant for increasing the installed base of our customers, which we believe will drive demand to try our additional tests in development. We have significant interest from individuals, enterprises, and healthcare providers in our future test menu. We plan to leverage our installed base, established distribution network, and direct customer relationship through our Cue Health App to drive sales of our future test menu.

•Drive ecosystem adoption. We have been successful in integrating our platform into existing enterprise-level health management systems, allowing customers to automate workflows while allowing us to garner long-term commercial partnerships. As we enhance our Cue Integrated Care Platform, we intend to extend our integrations with leading EMR systems and to build-out additional capabilities to integrate with telemedicine and digital health providers, e-prescription, e-commerce, and other connected services, to offer consumers a frictionless, virtual-to-physical care solution that positions them for better outcomes.

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

Mayo Study

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

FH Health Study

In October 2023, we announced the peer-reviewed publication of an independent clinical study, the largest of its kind on asymptomatic people, finding that Cue’s molecular COVID-19 test provides comparable accuracy to centralized lab-based RT-PCR with the advantages of convenient use at the point-of-care or home settings and fast results in 20 minutes.

The study, published in Microbiology Spectrum, a journal produced by the American Society for Microbiology, presents findings from a head-to-head comparison of the Cue COVID-19 test against lab-based RT-PCR on paired samples from 3,037 individuals. The findings from paired testing revealed a 99.4% match between results from Cue’s test and the reference PCR tests with 100% clinical sensitivity to detect positive cases, yielding no false negatives. The finding of high test sensitivity in the primarily asymptomatic patient population (98.7%) highlights Cue’s accuracy for detection at varying stages of infection and viral load, a critical diagnostic feature that supports early identification and robust risk mitigation.

The publication also presents analysis of Cue COVID-19 testing and operational metrics for 13,848 individuals who accessed the direct to consumer (private pay) COVID-19 Express Testing Services at seven clinics located in urban centers in Ontario, Canada between July 17, 2021 and January 31, 2022, under the Health Canada emergency use authorization framework. The diverse testing population included patrons with ages ranging from under one year to over 60 years. Specimen collection and Cue COVID-19 testing was performed by trained registered nurses (RNs and RPNs) and RT-PCR was performed at the FH Health Laboratory, which is licensed by the Ontario Ministry of Health and accredited under ISO 15189 for COVID-19 diagnostic testing.

Regulatory Status

In March 2023, the FDA issued an EUA for our molecular test to detect the mpox virus for use in a point-of-care setting.

In June 2023, we received De Novo authorization for our molecular test to detect COVID-19.

In December 2023, we received a response letter from the FDA regarding the EUA submission for our Flu A/B + COVID-19 molecular test for over the counter and point of care use. The letter indicates that the FDA has determined that further review of Cue’s EUA request is not a priority, and therefore declines to issue an EUA for the product at this time. The letter states that the decision is based on review of the submission thus far, including significant issues identified, FDA priorities relating to the COVID-19 testing landscape, and the anticipated FDA resources needed to continue review of the EUA request. The FDA’s determination does not preclude our submission of a future, new EUA request for our Flu A/B + COVID-19 molecular test.

We have filed De Novo submission to the FDA for full clearance of our Flu A/B standalone molecular test and our RSV molecular tests.

Marketing

Our marketing strategy is focused on continuing to build strong brand awareness for the Cue Integrated Care Platform as a next-generation healthcare solution, with relevant, measurable value for all of our customer segments. Our marketing drives across our owned media channels (website and social networks), press releases, scientific publications, industry engagement with key stakeholders, partnerships with key opinion and market leaders, and targeted marketing through digital and non-digital channels. We anticipate using targeted strategies to accelerate brand awareness and increase demand, and thus sales opportunities, across our targeted markets.

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

Our targeted customer segments represent the following four categories:

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

Research and Development

The primary focus of our research and development effort has evolved over time. The work to get certain of our tests into the late-stage technical development phase for the general immunoassay modality and certain specific immunoassays (including fertility, pregnancy, and inflammation) was largely complete prior to a shift of our focus in mid-2018. At that time, we refocused our efforts on improving the NAAT modality within our platform and completing our first automated production line, initially used to build Cue Cartridges for research and development purposes. The primary target within NAAT from mid-2018 was respiratory infectious disease testing, in particular, influenza. The focus on influenza (which also helped advance our very similar RSV test) lasted until COVID-19 came to the forefront in early 2020. Research and development efforts shifted fully to developing our COVID-19 test in March of 2020 when our clinical study sites for influenza were closed to those with respiratory illness symptoms due to the COVID-19 pandemic. COVID-19 remained our focus through most of 2020. Starting in early 2021, we began to shift our research and development efforts to finalizing our tests in late-stage technical development and restarting development on tests in earlier stages. In 2022, we focused our efforts in order to make our de novo submissions for full clearance of the COVID-19 Molecular Test, Cue Flu A/B Molecular Test, and submit EUA applications with the FDA for our Cue Flu + COVID-19 Molecular Test and mpox Test. We also invested in advancing our tests for RSV, chlamydia + gonorrhea and strep throat. In 2023, we focused efforts for FDA submissions related to our Flu A/B standalone, RSV standalone, and Flu A/B + COVID multiplex molecular tests.

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

We own and control the intellectual property that makes the platform possible. Our manufacturing process is replicable, and our manufacturing production pods are expected to produce our planned future test menu. We believe our manufacturing capabilities are differentiated and allow us not only to scale quickly and efficiently, but also to adapt our production quickly to market demands or evolving consumer needs.

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

Our Cue Readers are manufactured by our partners. Our Cue Wands are manufactured by us or our partners. For our Cue Readers and Cue Wands, we own and control all of the intellectual property developed by us.

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

As of December 31, 2023, we owned twenty-five (25) issued U.S. utility patents, seven (7) pending U.S. utility patent applications, fifty-eight (58) issued foreign utility patents (including patents in Australia, Canada, China, Hong Kong, India, Israel, Japan, South Africa, South Korea, the United Kingdom, and various European countries), and thirty-five (35) pending foreign utility patent applications (including pending PCT applications).

In addition, we hold design patents and patent applications that cover various ornamental features of our various current and future Cue products. As of December 31, 2023, we owned eleven (11) granted U.S. design patents, nine (9) pending U.S. design patent applications, sixty-five (65) granted foreign design patents and design registrations (with protection in Australia, Canada, China, Japan, the United Kingdom, and the European Union, as well as registrations granted through the Hague System for the International Registration of Industrial Designs), and twenty-three (23) pending foreign design applications.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term for a utility patent is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our issued U.S. and foreign utility patents are anticipated to naturally expire between 2034 and 2038, and our U.S. pending utility patent applications and pending PCT applications, if issued into patents, are anticipated to naturally expire between 2034 and 2043, excluding any additional patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees. Our granted U.S design patents are anticipated to naturally expire between 2029 and 2037. Our granted foreign design patents and design registrations are anticipated to naturally expire between 2024 and 2048. Once a patent expires, patent protection ends and an invention enters the public domain allowing anyone to commercially exploit the invention without infringing the patent.

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

We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2023, we owned seven (7) U.S. trademark registrations, two (2) U.S. trademark applications, forty-eight (48) foreign trademark registrations (including registrations in China, the European Union, Hong Kong, India, Israel, Japan, Mexico, Russia, Singapore, South Korea, and the United Kingdom), and fourteen (14) pending trademark applications (including in Canada, the European Union, India, Mexico and the United Kingdom. We also rely, in part, on unpatented trade secrets, know-how, continuing technological innovation, and confidential information, to develop and maintain our competitive position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, such proprietary rights are difficult to protect. We seek to protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information. However, these agreements may not provide meaningful protection. These agreements may be breached, and we may not have an adequate remedy for any such breach. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have implemented measures to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Cue Health Monitoring System or any of our current or expected future tests or to obtain or use information that we regard as proprietary. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

The traditional diagnostic testing industry is highly competitive and rapidly changing. As we broaden our test menu, we expect ongoing intense competition from companies that develop or have already developed molecular tests, whether for at-home and over-the-counter use or at the point-of-care, as well as companies that have or are developing antigen and antibody tests. While we believe that our differentiated technology, customer-centric design, and vertically-integrated manufacturing provide us with competitive advantages, we face potential competition from many different sources, including public and private companies, academic institutions, public and private research institutions and governmental agencies.

Competitors with diagnostic testing platforms include private and public companies, such as Abbott Laboratories, Becton, Dickinson and Company, BioMerieux SA, Bio-Rad Laboratories, Inc., Danaher Corp., Ellume Limited, Everly Health, Inc., F. Hoffman-La Roche Ltd., Fluidigm Corporation, GenMark Diagnostics Inc., Ginkgo Bioworks, Inc., Mammoth Biosciences, Inc., LetsGetChecked, Qiagen N.V., Quidel Corporation, Sherlock Biosciences, Inc., Siemens AG, Thermo Fisher Scientific, Inc. and Visby Medical, Inc. as well as several retailers, such as The Kroger Company, Walmart Inc. and Alberstons Companies, Inc. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into at-home sample collection.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 726 full-time employees. In January 2024 we undertook a workforce reduction plan to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. After consideration of the work force reduction plan, as of January 31, 2024, we had 479 full-time employees. Our employees are primarily located in the San Diego, California area. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Government Regulation

Regulation of Medical Devices in the United States

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of medical devices are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA) and comparable state agencies. Unless subject to an exemption, medical devices must receive from the FDA prior to marketing either clearance of a premarket notification, known as 510(k), or premarket approval (PMA) pursuant to the FDCA. All medical devices that are regulated by the FDA are also subject to the quality system regulation. We currently operate under an EUA for an unapproved device to detect the mpox for use in a point-of-care setting, which will remain in effect and terminate on the earlier of a determination that the public health emergency has ceased or a change in the approval status of our product. We also received an EUA from the FDA on June 10, 2020, as amended on August 20, 2020 and March 26, 2021 (designated as EUA 200248) for our Cue COVID-19 Test Kit for use at the point-of-care with specimens collected using the Cue Wand and for testing of previously collected nasal specimens in viral transport media from individuals who are suspected of having COVID-19 by their healthcare provider. We received a second EUA from the FDA on March 5, 2021 (designated as EUA Number 210180) for our Cue COVID-19 Test Kit for home and over-the-counter use without a prescription with specimens collected using the Cue Wand from adults or children greater than or equal to two years of age (swabbed by an adult) with or without symptoms or other epidemiological reasons to suspect COVID-19. EUAs are subject to certain Conditions of Authorization as listed in each EUA letter, including but not limited to conditions related to advertising, printed materials, and promotion.

We expect that many of our future tests will require clearance under a 510(k) or a De Novo regulatory pathway, unless exempted or otherwise authorized pursuant to an EUA. In June 2023, we received a De Novo authorization for our molecular test to detect COVID-19 which had previously been marketed pursuant to the EUA granted on March 5, 2021 (designated as EUA 210180). We have also filed a De Novo submission to the FDA for full clearance of our Flu A/B standalone molecular test and our RSV molecular tests. Our current products are Class II medical devices and, but for the immediate ability to seek an EUA, would be subject to premarket notification and clearance requirements under section 510(k) of the FDCA. To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” Once the 510(k) submission is accepted for review, the FDA has 90 calendar days by regulation to review and issue a determination. As a practical matter, clearance may take and often takes longer. Upon review, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include establishment registration and device listing requirements; Quality System Regulation (QSR) requirements; labeling and advertising regulations; product modification requirements~~;~~ medical device reporting regulations~~;~~ product correction and recall regulations; and post-market surveillance activities.

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

Privacy Regulation

The HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, health care clearinghouses and healthcare providers, and their respective business associates that access protected health information. In addition, in the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, federal and state consumer protection laws, and general state privacy laws, such as the California Consumer Protection Act and similar legislation enacted in numerous U.S. states, govern the collection, use, disclosure, and protection of health-related and other personal information.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the General Data Protection Regulation (Regulation (EU) 2016/679), or the GDPR, which became effective on May 25, 2018, and such processing of personal data regarding individuals in the United Kingdom is subject to United Kingdom legislation that substantially implements the GDPR.

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

U.S. Centers for Medicare and Medicaid Services

Medicare is a federal program administered by CMS through Medicare Administrative Contractors, or MACs. Available to people ages 65 or over, and certain other people, Medicare provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such people, subject to certain deductibles and copayments.

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

Environmental, Health and Safety Regulations

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations and permitting and licensing requirements. Such laws include those governing laboratory practices, the generation, storage, use, manufacture, handling, transportation, treatment, remediation, release and disposal of, and exposure to, hazardous materials and wastes and worker health and safety. Our operations involve the generation, use, storage and disposal of hazardous materials, and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations or permitting or licensing requirements cannot be eliminated. In particular, the manufacturing and sale of our COVID-19 test requires that we maintain compliance with applicable and evolving federal and state laws and regulations relating to COVID-19, including the generation, use, storage, and disposal of testing materials and agents. To date, compliance with environmental laws and regulations has not had a material effect on our business.

Available Information

Our website is https://cuehealth.com and our investor relations website is https://investors.cuehealth.com. We have used, and intend to continue to use, our website, investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available for download free of charge through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our proxy statements for our annual meetings of Stockholders The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K.

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

•Our revenue for at least the near term will almost exclusively depend on sales of our COVID-19 test until we can obtain regulatory clearance or other appropriate authorization for, and commercialize additional tests.

•We have historically relied upon a small number of customers for the majority of our product revenue. As a result, unless and until we can further diversify our customer base and sources of revenue, the loss of any of these customers, or a decline in the amount of our COVID-19 tests purchased by or sold to these customers, could materially adversely affect our business, financial condition and results of operations.

•Stockholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

•We might not be able to continue as a going concern.

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

We have a limited operating history. We were incorporated in 2010, but prior to commercialization of our Cue COVID-19 Test Kit for use with our Cue Health Monitoring System in the third quarter of 2020, our activities were largely focused on our research and development efforts, and we only started realizing revenue from commercial product sales in August 2020. While we have been offering our COVID-19 test since 2020, we only recently began offering at-home test kits and other products. Our limited commercial operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our future revenue potential, profitability or prospects for our future success is subject to significant uncertainty. We have encountered and will continue to encounter significant risks and difficulties frequently experienced by early commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We have incurred significant losses since our inception, and only recently started generating revenue from commercial sales. We may incur additional significant losses in the future, and we may never become profitable on a sustainable basis.

We have incurred significant losses since our inception in 2010, including net losses of $47.4 million and $20.6 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021, we had a net income of $86.4 million, but for the years ended December 31, 2023 and 2022, we had net losses of $373.5 million and $194.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $591.5 million. While we were profitable for the first time in 2021, we cannot assure you that we will be able to continue to be profitable on an ongoing basis, either in the near term or longer term. We may continue to incur losses both in the near term and longer term as we continue to invest significant additional funds to scale up our business, including continuing to build out our commercial organization and corporate infrastructure, continuing to build out our manufacturing capabilities and engaging in continued research and development as we work to expand our menu of available tests and also as we incur additional costs associated with operating as a public company. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the U.S. Food and Drug Administration, or FDA, in June 2020 for our COVID-19 test. Our COVID-19 test includes a Cue Reader and a Cue COVID-19 Test Kit comprised of a Cue COVID-19 Cartridge and a Cue Wand. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure. In addition, we incur significant additional expenses as a public company, as we further grow our business and continue to roll out our COVID-19 tests to the marketplace, pursue new customers and look to develop and commercialize new tests and other products for use with our Cue Integrated Care Platform. We recently expanded our product line to include thirteen at-home test kits for general health and wellness conditions, and there can be no guarantee that there is demand for these solutions and we have less experience marketing, determining pricing for, and selling these offerings. Additionally, we expect to incur certain charges in the upcoming months in connection with our recent workforce reduction actions, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the workforce reduction plan, and there can be no assurance that we will be able to achieve our projected cost savings in connection with the workforce reduction plan or related initiates. Therefore, our losses may continue to increase for at least the near term, if not longer. We are unable to predict whether or when we will become profitable on a sustained basis. Our ability to regain profitability is based on numerous factors, many of which are beyond our control, including, among other factors, market acceptance of our products, the length of the COVID-19 pandemic or future epidemics or public health emergencies, future product development, our market penetration and margins, our ability to expand our customer relationships and our ability to expand our menu of tests. We may not be able to sustain or increase profitability in the future. Our inability to achieve and maintain profitability, whether in the near term or longer term, may make it difficult to continue to grow our business and accomplish our strategic objectives, and could materially adversely affect our business, financial condition, results of operations and future prospects.

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

•the ability of our COVID-19 test to accurately detect different strains of SARS-CoV-2, the virus that causes COVID-19, created by genetic mutation or otherwise;

•the ability of consumers and other customers to pay for or otherwise obtain payment coverage or reimbursement from third-party payors for our Cue Readers and/or our Cue COVID-19 Test Kits;

•the length of the COVID-19 pandemic and the extent to which widespread vaccination in the U.S. reduces demand for our COVID-19 test;

•our ability to comply with all regulatory requirements applicable to our COVID-19 test, including applicable FDA marketing, manufacturing and post-market surveillance requirements and other requirements.

If our COVID-19 test does not gain broad market acceptance in the marketplace, it could have a material adverse effect on the broader commercial success of the Cue Health Monitoring System and our other current and future test offerings.

In addition, the COVID-19 diagnostic testing market is characterized by rapid technological developments. If our COVID-19 test is rendered uncompetitive or obsolete, even if it were to gain widespread market acceptance initially, the demand for our COVID-19 test could be greatly reduced. Further, market adoption of our COVID-19 test may also be materially affected by the availability and efficacy of vaccines or the emergence of therapeutic treatments for COVID-19. As current or newly developed vaccines become widely administered and as current or newly developed therapeutic treatments are approved and become widely used, then market interest and the commercial opportunity for our COVID-19 test may significantly lessen or potentially even disappear.

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

Our revenue for at least the near term will almost exclusively depend on sales of our COVID-19 test until we can obtain regulatory clearance or other appropriate authorization for, and successfully commercialize additional tests.

We expect that sales of our COVID-19 test will account for the substantial majority of our revenue until at least such time as we can commercialize additional tests or other products and generate market acceptance of such test kits. As a result, our ability to execute our growth strategy and become profitable in the near term will depend upon consumer adoption of the Cue Health Monitoring System and positive experiences with our COVID-19 test. We may not be able to successfully acquire new customers in a timely manner or at all. If we are unable to expand our customer base, we may not be able to increase our revenue. Adoption and use of our COVID-19 test will depend on several factors, including, but not limited to the accuracy, affordability and ease of use of our Cue Health Monitoring System as compared to other products, and coverage and reimbursement policies with respect to our Cue Health Monitoring System, our Cue COVID-19 Test Kit, and products that compete with our COVID-19 test.

Because we expect a substantial majority of our revenue for at least the near term to be generated from sales of our COVID-19 test, as the pandemic progresses and public health strategies adapt, fluctuations in demand, regulatory changes, and the emergence of new testing technologies may significantly impact market conditions for COVID-19 testing. Our ability to adapt to these changes and maintain market relevance amid increasing competition and potential shifts in public health policies is critical to our business, financial condition and results of operations.

We have historically relied upon the U.S. DoD and a small number of other customers for a majority of our current total revenue. As a result, unless and until we can further diversify our customer base and sources of revenue, the loss of any of these customers, or a decline in the amount of our COVID-19 tests purchased by or sold to these customers, could materially adversely affect our business, financial condition and results of operations.

For the years ended December 31, 2022, 2021 and 2020, the U.S. DoD accounted for approximately 19%, 61% and 39% of our total revenue, respectively. A single non-government enterprise customer accounted for approximately 52%, 52% and 24% of our total revenue during the years ended December 31, 2023, 2022 and 2021, respectively. We have fulfilled our obligations and received our final payment under the initial DoD Agreement. As a result, our public sector revenue has declined significantly and we will be largely dependent on new and existing private sector customers for our revenue. Should we enter into a follow-on Federal Acquisition Regulation, or FAR-based, contract, the U.S. DoD will have the right to purchase up to 45% of our quarterly production for the duration of the contract at a specified discount to the lowest price offered by us to a commercial customer for the same products, equivalent quantities and comparable terms of sale, subject to a price floor. We have not commenced negotiations for a FAR-based contract and there is no guarantee that the U.S. DoD will enter into a FAR-based contract or any other agreements. Any such additional contract with the U.S. DoD could constrain our ability to grow our business with non-U.S. government customers. We will need to significantly expand our customer base in order for our business to succeed. Unless and until we can further expand and diversify our customer base and sources of revenue, the loss of our other major customers, or a significant reduction in the amount of our products purchased by our major customers, would have a material adverse effect on our business, financial condition and results of operations and could have a material adverse effect on our future prospects.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

We recently expanded our Cue Care capabilities and our product line by launching the sale of at-home test kits, in addition to our current COVID-19 test. We anticipate continued growth in our business operations. Our recent rapid growth has, and our continued growth is expected to, place significant strain across our organizational, administrative, and operational infrastructure. Our ability to manage our growth properly will require us to implement additional operational, financial, and managerial controls, as well as our reporting systems and procedures, and to continuously improve these controls, systems and procedures.

Our growth requires us to continue to expand our manufacturing capacity, our corporate infrastructure, hire significant additional personnel in a wide range of areas, implement new technology systems and automate equipment processes. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in January 2024 we undertook a workforce reduction plan to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. We may need to take additional restructuring actions in the future to align our business with the market. In addition, we will need to continue to implement customer service, billing, and general process improvements and expand our internal quality assurance program. Among other areas, customer service could prove to be particularly important to us given that the Cue Health Monitoring System has only very recently been introduced to the commercial market and the lack of experience some of our potential customers will have with our products and its benefits. While we are currently undertaking improvements to our facilities, including development of additional production pods, as part of our rapid growth, such improvements may be delayed for reasons that are outside of our control. As a result of the foregoing, we cannot assure you that we will be successful in implementing any necessary increases in scale, expansion of personnel, equipment, facilities, systems or process enhancements.

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

Central labs continue to represent the most significant portion of the diagnostic testing market, and as a result we will be competing against very large and well-established lab companies such as Quest Diagnostics, Inc. and Laboratory Corporation of America. These companies have also expanded beyond centralized laboratory testing into home sample collection. In addition, we also face intense competition from other companies that develop or already have molecular tests, whether at point-of-care or at-home, as well as companies that have or are developing antigen and antibody tests. Competitors with diagnostic testing platforms include private and public companies, such as Abbott Laboratories, Becton, Dickinson and Company, BioMerieux SA, Bio-Rad Laboratories, Inc., Danaher Corp., Ellume Limited, Everly Health, Inc., F. Hoffman-La Roche Ltd., Fluidigm Corporation, GenMark Diagnostics Inc., Ginkgo Bioworks, Inc., Mammoth Biosciences, Inc., LetsGetChecked, Qiagen N.V., Quidel Corporation, Sherlock Biosciences, Inc., Siemens AG, Thermo Fisher Scientific, Inc. and Visby Medical, Inc. as well as several retailers, such as The Kroger Company, Walmart Inc. and Alberstons Companies, Inc.

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

A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for the year ended December 31, 2023, one customer accounted for 57% of our total product revenue, and for the year ended December 31, 2022, two customers accounted for 74% of our total product revenue. The concentration of a significant portion of our business and volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.

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

We were a private company from our inception until the closing of our initial public offering (“IPO”) on September 28, 2021, and, as such, we previously had not had the internal control and financial reporting requirements that are required of a publicly traded company. We are required, under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report filed with the SEC following the date we are no longer an emerging growth company.

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

During the year ended December 31, 2023, we continued focusing on advancing management action plans targeting processes and controls most critical to our material weaknesses. Previously, beginning in fourth quarter of 2020, we took steps to address our material weaknesses through our remediation plan, which included the hiring of a Chief Financial Officer, Chief Accounting Officer, Assistant Controller, Director of Tax, and Senior Director of SOX Compliance. This year, we reperformed walkthroughs of key financial business processes and financial systems and updated our documentation, resulting in identified areas of improvement and relevant business risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective. Specifically, during the year, a new process for governing manual journal entries was implemented to systematically enforce appropriate segregation of duties for journal entry postings. We engaged external advisors to review and validate that the newly implemented workflow is adequately designed. Additionally, during the year, we implemented further detection and prevention controls surrounding segregation of duties for roles and permissions in our ERP. We also took action to deliver targeted trainings to process/control owners on subjects related to, but not limited to, risk and controls governance, financial accounting, manual journal entries, segregation of duties and information technology general controls. Lastly, during the fourth quarter of 2023, we implemented a periodic control certification process through which control owners certify the completion of control performance and the accuracy of recorded control details. The newly implemented process will continue to execute on a quarterly frequency.

We have dedicated resources and continue to engage external advisors to assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of our financial department to help address these material weaknesses.

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

Security breaches and incidents, loss of data, and other disruptions could compromise sensitive information related to our business, or information of our customers, users of our products, healthcare stakeholders or others, or prevent us or our customers, users of our products, healthcare providers, healthcare payors or others from accessing critical information, all of which could result in a material adverse effect, including without limitation, a material operational or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations, loss of customers or sales, or customers curtailing or ceasing their use of our services.

In the ordinary course of our business, we and our vendors collect, use, generate, transfer, disclose, or otherwise process sensitive data, including protected health information, or PHI, and medical information, personal information, intellectual property and proprietary business information owned or controlled by us or our customers. In addition, we offer online customer-facing portals accessible through private and web portals. It is critical that we process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial and financial information.

Although we take measures designed to protect such information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our vendors may be vulnerable to natural disasters, war, terrorism, telecommunications and electrical failures, ransomware and other malware, nation-state attacks, social engineering, denial-of-service attacks, phishing attacks, cyber-criminals, cyber-attacks by hackers or viruses, or breaches due to employee error, malfeasance or other disruptions. We also face the ongoing challenge of managing access controls to our information technology systems. If we do not successfully manage these access controls it further exposes us to risk of disruptions and security breaches or incidents. Any such disruptions, breaches, or incidents could compromise the security or integrity of our networks or result in the loss, misappropriation, and/or unauthorized access to or use, modification, disclosure, or processing of, or the prevention of access to, sensitive data or confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). For example, any such event that leads to unauthorized access to or use, disclosure, or processing of personal information, including personal information regarding our customers or employees, or if any of these is perceived to have occured, this could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. If our or our vendors’ information systems are breached, sensitive data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to affected individuals, appropriate state and federal regulatory authorities or law enforcement agencies, if appropriate, following any such event, whether due to delayed discovery or a failure to follow existing protocols, it could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies or other regulatory authorities, customers or third parties. Any of the foregoing could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse effect on our business, financial condition, results of operations and prospects.

Cyber-attacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored or affiliated organizations, organized crime, hackers or “hactivists” (activist hackers), through the use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. The techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Geopolitical events such as the Russia-Ukraine conflict and Hamas-Israel conflict may increase our risk of cyber-attacks. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Additionally, some of our employees work remotely, which may pose additional data security risks. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our vendors have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect or respond to a compromise in a timely manner. New techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems.

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

We expect that we may have numerous vendors and other third parties who receive personal data from us or otherwise process it in connection with the products we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to a cloud hosted by vendors. Some of these vendors and third parties also have direct access to our systems. Due to applicable Data Protection Laws and Data Protection Obligations, we may be held responsible for any information security failure or cyber-attack attributed to our vendors as they relate to the information we share with them. In addition, because we do not control our vendors and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary, or sensitive data, including personal information, or prevent cyber-attackers from gaining access to our infrastructure or data through our vendors or other third parties.

Regardless of whether an actual or perceived cyber-attack or other security breach or incident is attributable to us or our vendors, such an incident could, among other things, result in loss, unavailability, or lack of access to, or improper disclosure, or other processing of, information, harm our reputation and brand, reduce the demand for our products, lead to loss of customer confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products being unavailable. In addition, it may require us to spend material resources to investigate or correct the actual or suspected breach or other incident and in efforts to prevent future security breaches and incidents. The costs related to significant security breaches or incidents or disruptions could be material and exceed the limits of any cybersecurity insurance we maintain, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory investigations, inquiries, and other enforcement measures, indemnity obligations or damages for contract breach, divert the attention of management from the operation of our business and cause us to incur significant costs, any of which could affect our financial condition, operating results and our reputation. Moreover, there could be public announcements or SEC filings regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

•regulatory and compliance risks related to adherence with foreign privacy, data protection and data security laws, including the General Data Protection Regulation 2016/679 and other similar bodies of law;

•political and economic instability related to the military conflict between Russian and Ukraine and between Israel and Hamas and the related impact on macroeconomic conditions as a result of such conflict, which may negatively impact our customers and distributors;

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% and 7.0% for 2022 and 2021. If the inflation rate continues to increase, such as increases in the costs of labor, it will likely affect all of our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Changes in U.S. federal, state, local and non-U.S. law may increase our effective tax rate and our results of operation. For example, in 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA contained significant changes to corporate taxation, including, beginning in 2022, eliminating the option to deduct research and development expenditures currently and instead requiring taxpayers to capitalize and amortize them over five years. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. In addition, in 2022, the United States enacted the Inflation Reduction Act, or the IRA, which, among other things, imposed a one-percent excise tax on certain stock repurchases made by U.S. publicly-traded corporations on or after January 1, 2023. Such new tax laws and regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules or regulations could be interpreted, changed, modified or applied adversely to us, which could materially impact our business, cash flow, financial condition or results of operations.

Our ability to use our net operating losses, or NOLs, and certain other tax attributes to offset future taxable income is subject to certain limitations.

As of December 31, 2023, we had federal and state NOL carryforwards of approximately $258.5 million and $404.6 million, respectively which will begin to expire in 2037 and 2032, respectively. As of December 31, 2023, we also had federal research tax credit carryforwards of $4.5 million and CA state tax credit carryforwards of $4.3 million.

In general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by stockholders holding 5% or more over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have conducted a study and determined that, through December 31, 2023, such ownership changes occurred in 2014 and 2018. Accordingly, our ability to use certain of our NOLs and other tax attributes to offset our taxable income is limited by Sections 382 and 383 of the Code. We may also experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, our ability to use our pre-change NOLs and other tax attributes to offset taxable income may be subject to limitations.

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

We had an accumulated deficit of $591.5 million as of December 31, 2023. During the years ended December 31, 2023 and 2022, we incurred negative cash flows. A tempering of COVID-19 testing demand has resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late state technical development, the receipt of such approvals is outside our control. These factors, underscored by the inherent uncertainty of obtaining timely regulatory approvals, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Our operations, or those of our suppliers or third-party contract manufacturers, could become subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, acts of terrorism, acts of war, including Russian’s invasion of Ukraine, the military conflict between Israel and Hamas, other geopolitical unrest, and other natural or man-made disasters or business interruptions. Our corporate headquarters and manufacturing facilities are located in San Diego, California, near major earthquake faults and fire zones, and our suppliers and contract manufacturers may be subject to similar risks, whether due to earthquakes, fires or other natural disasters or business interruption risks. Our ability to obtain components for our Cue Cartridges would be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. In addition, we rely on third party contract manufacturers for the manufacture of our Cue Readers and for some of the production of our Cue Wands. The occurrence of any type of business disruption at any of our own facilities or those of our suppliers or contract manufacturers could materially harm our operations, financial condition and results of operations, as well as otherwise have a material adverse effect on our business. While we maintain business interruption insurance to protect us from some of these risks, such insurance may not cover us for all business interruption risks we face and, even where we do have coverage, such coverage may not be sufficient in amount.

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

Our products contain some components and raw materials that we purchase globally from single-source direct and indirect suppliers, some without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of microchips has been reported since early 2021. The semiconductor supply chain is complex and has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances where supply of and demand for semiconductors has been widely out of balance. Wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support demand from all of their customers. Wafers have a long lead time for production which further exacerbates the shortage. The full extent to which this global shortage might impact us is not yet known. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products. Moreover, our ramp up in production of our Cue Cartridges, or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. Finally, we may experience supply chain and procurement issues at our facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain components and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

While we received two EUAs and FDA authorization for our COVID-19 test and EUA for our mpox test, our strategy is to expand our product line to encompass products that are intended to be used at the point-of-care and at-home. Such products will be subject to regulation by the FDA as medical devices, including requirements for regulatory authorization, clearance or approval of such products before they can be marketed. Accordingly, we will be required to obtain marketing authorization, clearance, or approval, in order to sell our future products in a manner consistent with FDA laws and regulations. Such processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization, clearance, or approval; and failure by us to obtain or comply with such marketing authorizations, clearances or approvals could have an adverse effect on our business, financial condition or operating results. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

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

From time to time, legislation is drafted and introduced in the United States that could significantly change the statutory provisions governing any regulatory approval or clearance that we receive in the United States. For example, in December 2022, as part of the Food and Drug Omnibus Reform Act of 2022, the U.S. Congress imposed new requirements for medical devices that include software, including software as or in a device; have the ability to connect to the internet; and contain technological characteristics that could be vulnerable to cybersecurity threats. Among other things, in the future, premarket submissions for these “cyber devices” will have to include information about cybersecurity and plans to address cybersecurity vulnerabilities. Legislative changes such as this, along with any changes the FDA may make to its clearance and approval policies, procedures and/or regulations which may prevent or delay approval or clearance of our tests under development or impact our ability to modify our currently approved or cleared tests on a timely basis.

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

Our COVID-19 test is currently marketed pursuant to EUAs we received from the FDA in June 2020, for point-of-care use, and in March 2021, for at-home and over-the-counter use without a prescription. However, in June 2023, we received De Novo authorization for our molecular test to detect COVID-19. A Clinical Laboratory Improvement Amendments of 1988, or CLIA,-waived designation by the FDA is required for our products to be used at the point-of-care, and outside of the clinical laboratory setting but is not required for our at-home and over-the-counter COVID-19 test. We are subject to CLIA and its implementing regulations in the United States which establish quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed. Laboratory tests regulated under CLIA are categorized by the FDA as waived, moderate complexity or high complexity based on set criteria. Tests that are waived by regulation, or cleared, approved, or otherwise authorized by the FDA for home use or a point-of-care test, are deemed waived following marketing authorization. If a test is not deemed waived, a manufacturer of a test categorized as moderate complexity may request categorization of the test as waived through a CLIA Waiver by Application submission to the FDA. The manufacturer must provide evidence to the FDA that a test meets the CLIA statutory criteria for waiver, including, among other things, that the test employs methodologies that are so simple and accurate as to render the likelihood of erroneous results by the user negligible. When a test is categorized as waived, it may be performed by laboratories with a Certificate of Waiver, which is issued by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for the oversight of clinical laboratories, which includes issuing waiver certificates. We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. If, for future tests, we fail to obtain, or experience significant delays in obtaining, a waiver approval by the FDA for our tests, our tests will only be able to be performed by CLIA certified or accredited and state licensed laboratories, which may limit our commercial success and have an adverse effect on our business, financial condition or operations. Further, if we fail to meet the requirements for our CLIA Waiver or California state laboratory license, we could be subject to significant fines, penalties, administrative sanctions, any of which could have an adverse effect on our business, financial condition or operations.

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

We are subject to numerous Data Protection Laws that govern the processing of personal information, individually identifiable information and health information and Data Protection Obligations. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Our actual or perceived failure to comply with any of these Data Protection Laws could result in enforcement actions, inquires, or other proceedings against us, and in certain cases may result in claims, demands, and litigation initiated by non-governmental persons and groups, and may result in substantial liabilities and other consequences, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business.

As we seek to expand our business, we are, and will increasingly become, subject to various Data Protection Laws as well as Data Protection Obligations, relating to the processing of sensitive and personal information in the jurisdictions in which we operate. In many cases, these laws, regulations and standards apply not only to disclosures to third parties, but also to transfers of information between or among our entities and other parties with which we have commercial relationships, as well as other types of processing such information. These Data Protection Laws may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that will materially and adversely affect our business, financial condition and results of operations. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. These laws and regulations include the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, or collectively referred to as the HIPAA Rules, which establish a set of national privacy and security standards to safeguard PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates and their subcontractors with whom such covered entities contract for services that involve the creation, receipt, maintenance or transmission of PHI for or on behalf of a covered entity or another business associate. HIPAA requires covered entities and business associates to, among other things, develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic PHI. As this applies to our business, we are required to maintain security standards for any PHI that we create, receive, maintain, or transmit. Any software will maintain security safeguards that are designed to be consistent with the HIPAA Rules, but we cannot guarantee that these safeguards will not fail or that they will not be deemed inadequate in the future. In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by the U.S. HHS, and our customers. The U.S. HHS Office for Civil Rights may impose significant penalties on entities subject to HIPAA for a failure to comply with a requirement of the HIPAA Rules. Penalties will vary significantly depending on factors such as the date of the violation, whether the entity knew or should have known of the failure to comply, or whether the entity’s failure to comply was due to willful neglect. A single breach incident may violate multiple standards. In addition, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face significant criminal penalties and imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Additionally, if we are unable to properly protect the privacy and security of the PHI of our customers, we could be found to have breached our contracts. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and we cannot be sure how these regulations will be interpreted, enforced, or applied to our operations.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act, or CMIA, which is a state law imposing obligations similar to the HIPAA Rules, protects “medical information” held by providers of health care, health plans, and subcontractors, and specifically regulates mobile applications used for, among other things, the diagnosis of medical conditions as “health care providers” pursuant to Section 56.06 of the Civil Code. This means that we are subject to additional privacy requirements that are not otherwise applicable to business associates under the HIPAA Rules. If, for example, we were to disclose information to a third party where such disclosure is not permitted by CMIA, we could be subject to administrative fines and/or civil penalties per violation that vary based on whether the disclosure was due to negligence, was done knowingly and willfully, or was knowingly and willfully and “for purposes of financial gain.” The CMIA also imposes criminal penalties. Section 56.36 provides that any violation of the CMIA’s nondisclosure provisions that results in an economic loss or personal injury to a patient is punishable as a misdemeanor. Moreover, unlike HIPAA, CMIA authorizes a private right of action for any violation of its provisions, including inappropriate access to, use, or disclosure of “medical information.” Actual injuries are not required to bring an action under CMIA. The courts may award nominal damages of $1,000 per person, plus costs and attorney’s fees for a negligent disclosure and may award compensatory and punitive damages, plus attorneys’ costs and fees for economic losses or personal injury resulting from the disclosure. This private right of action may increase the likelihood of, and risks associated with, litigation in association with any data breach.

Another California law, the California Consumer Privacy Act of 2018, or CCPA, which increases privacy rights for California residents and imposes stringent data privacy and security obligations on companies that process their personal information, came into effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information although there are some exceptions to the CCPA for health care providers subject to CMIA or business associates subject to HIPAA. In addition, laws governing online privacy, such as the California Online Privacy Protection Act, or CalOPPA, applies to our mobile application and online services. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted. For example, California voters approved the California Privacy Rights Act of 2020, or CPRA, which went into effect on January 1, 2023. Among other things, the CPRA gives California residents the ability to limit the use of their sensitive information for secondary purposes, provides for penalties for CPRA violations concerning California residents, and establishes a new California Privacy Protection Agency to implement and enforce the law. As the number and breadth of California privacy law increases, it is possible that we may be subject to additional standards or enforcement authorities under laws such as CCPA or CPRA in the future with respect to some of the information that we collect or maintain.

Although California often leads the nation in privacy laws, other state laws are also changing rapidly. Additional states are enacting more stringent consumer privacy laws, such as Washington’s My Health, My Data Act (which includes a private rights of action), and numerous state laws that are similar to the CCPA. There also is continuing discussion in

Congress of a new federal data protection and privacy law to which we would likely become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.

Laws, regulations and standards in many other jurisdictions also apply broadly to the processing of personal information, which impose significant compliance obligations. For example, in the European Economic Area, or EEA, and the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. The GDPR imposes stringent data privacy and security requirements on companies in relation to the processing of personal data of data subjects within the EEA. The GDPR, together with national legislation, regulations and guidelines of the EEA member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. The law is also developing rapidly and, in July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the standard contractual clauses, or SCCs, approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission has proposed updated SCCs. Such developments may cause us to have to make further expenditures on local infrastructure, limit our ability to process personal data, change internal business processes or otherwise affect or restrict sales and operations. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any Data Protection Laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential information, whether by us, one of our vendors, or another third party, or any perception that any of these has occurred, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; claims, demands, and litigation; regulatory investigations and other proceedings; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

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

We make public statements about our use and disclosure of personal information through our Cue Virtual Care Delivery Apps and external Privacy Policies. Although we endeavor to comply with our external Privacy Policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our external Privacy Policies that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure, real or perceived, by us to comply with our external Privacy Policies, Data Protection Laws, or consumer protection-related laws and regulations applicable to us could cause our customers to reduce their use of our products and could materially and adversely affect our business, financial condition, and results of operations. In many jurisdictions, enforcement actions and consequences for non-compliance can be significant and are rising. In addition, from time to time, concerns may be expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, retention, security, disclosure, transfer, and other processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and materially and adversely affect our business, financial condition, and results of operations.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers if certain unencrypted personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states frequently amend existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify affected customers, regulators, credit reporting agencies or other affected individuals of a security breach. Such notifications are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse effects, including without limitation, negative publicity, a loss of customer confidence in our services or security measures, or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable Data Protection Laws, Data Protection Obligations, or other legal obligations. In addition, although we may have contractual protections with our vendors, contractors, and consultants, any actual or perceived security breach or incident suffered by our subcontractors could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident. Any contractual protections we may have from our vendors, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

We may receive inquiries or be subject to investigations, proceedings or actions, by various government entities regarding our privacy and information security practices and processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect, including without limitation, interruptions of, or required changes to, our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary processing, or other remedies that adversely affect our business.

In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if laws or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards, or other actual or asserted obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with customers and have a material and adverse impact on our business.

While we maintain general liability insurance coverage, cyber insurance coverage and other insurance, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our data processing, privacy, data protection, or data security practices or any security breaches or incidents we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

•general economic, political, regulatory, industry, and market conditions, including as a result of military conflict between Russia and Ukraine and Israel and Hamas; and

•natural disasters or major catastrophic events.

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

The trading price of our common stock has been and may in the future continue to be subject to extreme volatility. For example, from September 27, 2021, the date our common stock began trading on the Nasdaq, through December 31, 2023, our common stock has experienced an intra-day trading high of $22.20 per share and an intra-day trading low of $0.16 per share. At certain times during such period, the daily fluctuations in the trading price of our common stock were greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our common stock. The trading price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including events described in the risk factors set forth in this Annual Report on Form 10-K and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors.

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

Based on the number of shares of common stock outstanding as of December 31, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 46.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Capital Market (“Nasdaq”) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance on or prior to June 3, 2024. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

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

Stockholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We have been subject to stockholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Such stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Future sales by us of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether, and if so, how, to re-design, implement, and maintain reasonable safeguards to minimize identified risks; work to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Technology Officer (CTO), who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage independent third party auditors to validate our risk management program. Third party experts assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K, including the risk factor entitled “Risks Related to Our Business and Strategy —Security breaches and incidents, loss of data, and other disruptions could compromise sensitive information related to our business, or information of our customers, users of our products, healthcare stakeholders or others, or prevent us or our customers, users of our products, healthcare providers, healthcare payors or others from accessing critical information, all of which could result in a material adverse effect, including without limitation, a material operational or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations, loss of customers or sales, or customers curtailing or ceasing their use of our services.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through its audit committee.

Our CTO oversees a dedicated Vice President, Information Security and Privacy, and the CTO’s team is primarily responsible to assess and manage our material risks from cybersecurity threats. The CTO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.

The CTO provides periodic reports to our board of directors through its audit committee, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management, including the CTO, and the board of directors through its audit committee.

The audit committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the audit committee.

Item 2. Properties

We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. The following lists those properties that we believe are material to our business as of December 31, 2023:

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

Item 3. Legal Proceedings

From time to time, we are or may become involved in legal proceedings or be subject to claims arising in the normal course of business. Litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, financial condition, or results of operations. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other.

For information regarding our legal proceedings, see Note 16 - Commitments and Contingencies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Select Market under the ticker symbol “HLTH” on September 24, 2021. Prior to that time, there was no public market for our common stock. On December 6, 2023, our common stock transitioned to the Nasdaq Capital Market.

Holders

As of February 29, 2024, there were 43 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph shows a comparison from September 24, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2023 of the cumulative total return for our common stock based on the closing price on the last day of each respective period, relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Health Care Index. The graph assumes an initial investment of $100 on September 24, 2021 in the common stock of the Company, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cue Health Inc. Comparison of Cumulative Total Return Performance

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” For a discussion related to the results of operations for 2022 compared to 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed with the SEC on March 16, 2023.
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
COVID-19 Impact

In December 2020, the FDA issued EUA for two COVID-19 vaccines and in February 2021, the FDA issued a third EUA for a COVID-19 vaccine. The widely-administered use of efficacious vaccines and the availability of therapeutic treatments for COVID-19 reduced the demand for our COVID-19 test and, as a result, the COVID-19 diagnostic testing market may not develop or grow substantially. Recent trends indicate a decline in testing frequency among the general population and a shift towards managing COVID-19 alongside other respiratory illnesses. Additionally, evolving public health guidelines and the potential for vaccine mandate relaxations contribute to a climate of uncertainty regarding future testing needs. We believe there is a need for ongoing detection and monitoring will continue even after effective vaccines have been widely distributed and administered. We also believe COVID-19 will remain endemic for the foreseeable future and demand for a fast and accurate test to confirm a diagnosis and seek timely and appropriate treatment may fluctuate based on COVID-19 infection rates and variants. However, given the unpredictable nature of the COVID-19 pandemic, the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.

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

Investments in Our Growth

We expect to make continued investments as appropriate in our business to deliver our strategies. We plan to invest in research and development to enhance our platform and bring additional tests to market. In addition to continuing to develop our own test kits, we have also expanded the Cue Care experience to allow users of third-party test results to continue to receive the same virtual care and e-prescription process we offer to users of our Cue COVID-19 tests.

Expanding Our Customer Base

The future commercial success of our diagnostic products is dependent on our ability to continue to broaden our customer base beyond the U.S. government and public sector to include enterprise employers, healthcare providers and direct-to-consumer. As a result, our long-term growth depends on our ability to renew and acquire new customers. Current key strategic relationships include BARDA, Google LLC, or Google, the National Basketball Association, Major League Baseball, Henry Schein, Inc., McKesson Corporation, Cardinal Health, Inc., Medline Industries, LP and the Minnesota Department of Health. We intend to leverage our success with our COVID-19 test and the expansion of our manufacturing capabilities to enable broad distribution of our Cue Readers and awareness of our platform across different groups of customers and to enhance pull-through of our future tests.

Enhancing and Expanding Our Menu of Tests and Software Capabilities

We currently offer our molecular COVID-19 test, molecular mpox test, as well as other mail-in at-home test kits which address general health and wellness conditions across a wide range of health concerns, such as sexually transmitted infections, heart health and food sensitivities. In May 2023, we announced a new pharmacy offering with over-the-counter and prescription medication options for common health and wellness needs. A key part of our growth strategy is to continue to expand our menu of tests to include other diseases, ailments and general health markers, which we expect will support our growth and continue to contribute to the utility of our platform, including the Cue Health Monitoring System. We are currently developing tests in the fields of respiratory health, sexual health, cardiac and metabolic health, women's health, men's health, and chronic disease management. We have filed De Novo submission to the FDA for full clearance of our Flu A/B standalone molecular test and our Respiratory Syncytial Virus (“RSV”) molecular test and filed an EUA submission to the FDA for our Flu A/B + COVID molecular multiplex test. We have test kits in late stage technical development, covering Strep Throat, Chlamydia + Gonorrhea multiplex (swab collection method), Chlamydia + Gonorrhea multiplex (urine collection method) and HSV 1/2 + Mpox multiplex. In August 2022, we completed our launch of Cue Care, our test-to-treat solution for patients who test positive on any COVID-19 test, including at-home antigen tests and in February 2023 we further expanded our Cue Care capabilities to include other at-home test kits. In March 2023, the FDA issued an EUA for our molecular test to detect the mpox virus for use in a point-of-care setting. In June 2023, we received De Novo authorization for the Company's molecular test to detect COVID-19. In August 2023, we were awarded a new contract for $28.3 million by BARDA to develop an Influenza A/B, RSV, and COVID-19 molecular multiplex test for both over-the-counter and point-of-care use.

Regulatory Clearance of Our Diagnostic Products

Our commercial success will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory clearances, approvals or authorizations for existing or new product offerings by us, product enhancements, or additions to our proprietary intellectual property portfolio. In March 2023, we received an EUA for our molecular test to detect the mpox virus and in June 2023, we received De Novo authorization for our molecular test to detect COVID-19. However, in December 2023, our EUA submission for our Flu A/B + COVID-19 molecular test was denied by the FDA. We will not be able to commercialize any other tests for our platform unless we obtain required regulatory clearances or other necessary approvals or authorizations. As such, our ability to navigate, obtain and maintain the required regulatory clearances, approvals or authorizations, as well as comply with other regulatory requirements, for our products will in part drive our results of operations and impact our business.

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

Seasonality

We anticipate demand for our respiratory tests to increase during the fall and winter seasons. Although our products will be available throughout the year, we anticipate that we may experience higher sales during the fall and winter seasons, relative to the spring and summer seasons. We also anticipate fluctuation in demand associated with the emergence of COVID-19 novel variants and the degree of severity of the existing and any new variants. However, as our portfolio of diagnostic offerings increases, we expect the impact of this seasonality on our results to decrease.

Components of Our Results of Operations

Revenue

Product Revenue. Our product revenue currently primarily relates to sales of our COVID-19 test, which began in August 2020 after we obtained our initial EUA in June 2020. We account for product revenue in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Product revenue is recognized upon the transfer of control of our test kits to the customer, which occurs at a point in time, typically upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise.

Grant and Other Revenue. Our grant and other revenue primarily relate to our cost reimbursement research and development agreements with BARDA. Income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with U.S. government contracts are recorded as grant revenue. We recognize revenue from our contracts and awards with BARDA at the gross amount of the reimbursement in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding. The direct costs associated with the contract is reflected as a component of research and development expense in our consolidated statements of operations.

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

Sales and Marketing Expense. Our sales and marketing expense consists primarily of salaries, commissions, and other related costs for personnel in sales and marketing, customer support and business development functions as well as advertising and marketing costs. We expect that our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future as we focus on an optimized sales and marketing infrastructure.

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

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
External costs	$22,453	$23,246	$3,612
Internal costs
Salaries and benefits	66,856	82,224	19,766
Facilities and supplies	61,311	65,982	19,451
Total internal costs	128,167	148,206	39,217
Total research and development costs	$150,620	$171,452	$42,829

We expect that our research and development expense will vary from period to period as a percentage of revenue for the foreseeable future as we continue to optimize investment in development activities related to our technology platform and our current and future test menus.

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

Impairment of Long-lived Assets. Impairment of long-lived assets consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. See Note 6. Property and Equipment, net, for more information.

Restructuring Expense. Our restructuring expense consists primarily of actions taken in order to reduce costs and improve operations and manufacturing efficiency. Restructuring expense was accounted for as a one-time termination benefit without an additional service component.

Interest Income. Interest and dividend income on U.S Treasury securities and money market funds are recorded in interest income.

Interest Expense. On June 30, 2022, we entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among us, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (the “Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility. See “Liquidity and Capital Resources” below. Our interest expense consists primarily of expense related to our 2022 Revolving Facility Agreement.

Tax Credits. Tax credits within the accompanying consolidated statement of operations is attributable to the one-time receipt of the Employee Retention Tax Credit from the Internal Revenue Service (the "IRS").
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth a summary of our results of operations for the years ended December 31, 2023 and 2022, and the changes between periods:

	Year Ended December 31,
	2023	2022	$ Change	% Change
(dollars in thousands)
Revenue:
Product revenue	$64,223	$474,166	$(409,943)	(86)%
Grant and other revenue	6,713	9,310	(2,597)	(28%)
Total revenue	70,936	483,476	(412,540)	(85%)
Operating costs and expenses:
Cost of product revenue	127,091	329,973	(202,882)	(61)%
Sales and marketing	32,584	88,580	(55,996)	(63%)
Research and development	150,620	171,452	(20,832)	(12%)
General and administrative	57,355	97,103	(39,748)	(41%)
Impairment of long-lived assets	83,639	—	83,639	n.m
Restructuring expense	14,500	2,020	12,480	618%
Total operating costs and expenses	465,789	689,128	(223,339)	(32%)
Loss from operations	(394,853)	(205,652)	(189,201)	92%
Interest income	6,240	3,328	2,912	88%
Interest expense	(1,159)	(645)	(514)	80%
Tax credits	20,939	—	20,939	n.m
Other income (expense), net	162	(835)	997	(119%)
Net loss before income taxes	(368,671)	(203,804)	(164,867)	81%
Income tax expense (benefit)	4,793	(9,748)	14,541	(149%)
Net loss	$(373,464)	$(194,056)	$(179,408)	92%
Net loss per share attributable to common stockholders – diluted	$(2.44)	$(1.31)	$3.49	(266%)
n.m. = not meaningful

Revenue was $70.9 million for the year ended December 31, 2023, from $483.5 million for the year ended December 31, 2022. The decrease was primarily volume related due to the tempering of COVID-19 testing during 2022 which continued into 2023. Revenue during the year ended December 31, 2023 was primarily driven by sales to private sector customers of $63.0 million.

Cost of product revenue was $127.1 million for the year ended December 31, 2023 compared to $330.0 million for the year ended December 31, 2022. This decrease was primarily due to lower material costs of $110.6 million and lower labor and overhead costs of $38.2 million associated with decreased revenue volume as well as the absence of a prior year charge of $92.8 million related to an overbuild and over purchase of inventory and, in addition an identification of certain products which were not expected to perform in line with our quality standards. These decreases were offset by a disputed payment charge of $12.0 million as well as current year inventory charges of $15.7 million associated with the FDA denial of our Flu A/B + COVID multiplex test. Our product gross profit margin, or product gross profit as a percentage of product revenue was a loss of 98% for the year ended December 31, 2023 compared to 30% for the year ended December 31, 2022. The decrease in product gross profit margin was primarily due to the aforementioned inventory charges which had an impact of 24%, the disputed payment charge which had an impact of 19% and an increase in excess inventory reserves and scrap which had an impact of 21%. In addition, a reduction in overall production volume relative to our manufacturing capacity had an impact of 84%. These decreases were offset by the prior year excess and obsolescent inventory charge which had an impact of 20%.

Sales and marketing expense was $32.6 million for the year ended December 31, 2023 compared to $88.6 million for the year ended December 31, 2022. This decrease was primarily due to decreased digital and marketing costs of $39.5 million as we shifted marketing strategies, a decrease in sales and marketing personnel costs of $11.7 million related to the 2023 CRP, workforce realignment and optimization efforts, and a decrease in professional services costs of $6.4 million from additional efforts in cost reduction.

Research and development expense was $150.6 million for the year ended December 31, 2023 compared to $171.5 million for the year ended December 31, 2022. This decrease was primarily driven by decreased personnel costs of $18.0 million and decreased materials and supplies costs of $9.3 million from additional efforts in cost reduction. These decreases were offset by increased regulatory and clinical costs of $6.0 million related to investment in test menu related to Flu A/B standalone, RSV standalone, and Flu A/B + COVID multiplex molecular tests.

General and administrative expense was $57.4 million for the year ended December 31, 2023 compared to $97.1 million for the year ended December 31, 2022. This decrease was primarily related to decreased personnel costs of $19.5 million related to the 2023 CRP and a decrease in professional services, consulting-related and other support costs of $15.0 million as we invested in our central team to support our operations as a public company in order to reduce consulting and external-related costs as well as from additional efforts in cost reduction.

Impairment of long-lived assets was $83.6 million for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022, driven by management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.

Interest income was $6.2 million for the year ended December 31, 2023 compared to $3.3 million for the year ended December 31, 2022. The increase was due to an increase in rates in interest bearing securities.

Interest expense was $1.2 million for the year ended December 31, 2023 compared to $0.6 million for the year ended December 31, 2022.

Tax credits was $20.9 million in the year ended December 31, 2023, compared to $0 in the year ended December 31, 2022. This increase was related to the receipt of employee retention credits of $20.9 million.

Income tax expense (benefit) was $4.8 million for the year ended December 31, 2023 compared to $(9.7) million for the year ended December 31, 2022, and our effective tax rate was 1.3% for the year ended December 31, 2023, compared to a benefit of 4.8% for the year ended December 31, 2022. The increase in our provision and effective tax rate was primarily impacted by the tax liability associated with the Employee Retention Credit and the expected recapture of the California Competes state income tax credit.
Liquidity and Capital Resources
Overview

As of December 31, 2023, we held $80.9 million of cash and cash equivalents. Our primary cash needs are for the funding of day-to-day operations and to address our working capital needs. Our largest source of operating cash generation is from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, material and supply costs for manufacturing, direct costs to deliver our products, and research and development initiatives.

On June 30, 2022, we entered into the 2022 Revolving Facility Agreement. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2023, there were no revolving loans outstanding and $0.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement. As of December 31, 2023, we have $78.2 million of availability to borrow under the revolving credit facility. We recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance is over two years and is classified in other non-current assets on the consolidated balance sheet since no funds were drawn on the 2022 Revolving Facility Agreement. The revolving commitments terminate and the principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due and payable on June 30, 2024.

On August 9, 2023, in connection with the launch of an “at the market” offering program (the “Offering Program), we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Sales Agent”). Under the Sales Agreement, we may offer and sell its common stock from time to time having an aggregate offering price of up to $50.0 million during the term of the Sales Agreement through the Sales Agent. We did not issue any shares of common stock under the Offering Program during the year ended December 31, 2023.

Our operations have been primarily financed through a combination of our IPO proceeds, other financing activities, product sales and grant revenue. Prior to August 2020, we had never generated any revenue from the commercial sale of products, and we had devoted substantially all of our resources to the research and development of our Cue Health Monitoring System. We only first started realizing revenue from commercial product sales in August 2020 following receipt of our first EUA from the FDA, in June 2020 for our COVID-19 test. Since receiving our first FDA EUA, we have incurred significant additional expenses in connection with the commercial scale up of our business, including costs associated with scaling up our manufacturing operations, costs associated with the production of our COVID-19 test, sales and marketing expenses, and costs associated with the hiring of new employees, the growth of our business and building out our corporate infrastructure.

We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with sales and marketing expense associated with increasing market awareness of our platform and brand generally to individual consumers, enterprises and other target customers, and additional research and development expenses associated with expanding our care offerings. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes.

We have an accumulated deficit of $591.5 million as of December 31, 2023. During the year ended December 31, 2023, we incurred negative cash flows. A tempering of COVID-19 testing demand resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late stage technical development, the receipt of such approvals is outside the Company’s control. These factors, underscored by the inherent uncertainty in timing of regulatory approvals, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to achieve and maintain profitability, we will need additional financing to support our continuing operations and pursue our strategic objectives. Additional financing may be achieved through a combination of equity offerings, debt financing and strategic partnerships. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
(dollars in thousands)
Net cash, cash equivalents and restricted cash used in operating activities	$(137,811)	$(111,919)
Net cash, cash equivalents and restricted cash used in investing activities	(19,799)	(63,031)
Net cash, cash equivalents and restricted cash used in financing activities	(3,031)	(6,430)
Net decrease in cash, cash equivalents and restricted cash	$(160,641)	$(181,380)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $137.8 million for the year ended December 31, 2022, primarily reflecting our net loss of $373.5 million, net of non-cash cost items and changes in operating working capital. Non-cash cost adjustments were primarily driven by long-lived asset impairment of $83.6 million, stock-based compensation expense of $48.7 million and depreciation and amortization expenses of $56.3 million. The timing of our revenue and collections decreased our accounts receivable. The fluctuations in inventories and accounts payable, accrued liabilities and other current liabilities was driven by inventory charges and our efforts related to cost reduction and spend optimization.
Cash Flows from Investing Activities
Net cash, cash equivalents and restricted cash used in investing activities was $19.8 million for the year ended December 31, 2023, reflecting purchases of property and equipment of $9.2 million and investments of $10.6 million primarily related to the development of internal-use software.
Cash Flows from Financing Activities

Net cash, cash equivalents and restricted cash used in financing activities was $3.0 million for the year ended December 31, 2023, reflecting $1.7 million in tax withholding on stock option exercises and RSU vesting and $2.1 million in payments for finance leases. These cash outflows were offset by proceeds of $0.7 million from the employee stock purchase plan and $0.1 million from stock options exercised.
Commitments and Contingencies
See Note 16, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our commitments as of December 31, 2023.

Our material cash commitments at December 31, 2023 related to real estate leases under non-cancelable operating lease agreements in the amount of $46.8 million, that expire at various dates through 2031 and finance leases of manufacturing equipment totaling $1.2 million. If we are unable to achieve and maintain sufficient operating cash flows, we will need additional financing to support our commitments. Additional financing may be achieved through a combination of equity offerings, debt financing and strategic partnerships. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
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
Long-lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

Based on management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements, we recorded an impairment charge of $83.6 million during the year ended December 31, 2023.

See Note 6. Property and Equipment, net, for more information.
Inventories Reserve

Inventories are valued at lower of cost or net realizable value on a first in, first out basis. Provisions for excess and obsolete inventory are primarily based on our estimates of forecasted sales, usage levels, and expiration dates, as applicable for certain disposable products, and assumptions about obsolescence. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

The forecasted sales estimate is subject to uncertainty given the unpredictable nature of the COVID-19 pandemic, and the development and potential size of the COVID-19 diagnostic testing market is highly uncertain.

A 10% increase or decrease in our forecasted sales rate estimate during 2023, holding all other assumptions constant, would increase or decrease the provision by approximately $2.2 million.
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
Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $81.7 million. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Foreign Currency Exchange Risk
The majority of our employees and our operations are currently located in the United States and the majority of our expenses and payment obligations are denominated in and have been satisfied with U.S. dollars. There was minimal foreign currency risk for the year ended December 31, 2023. In the future, a larger portion of our sales may be denominated in foreign currencies and to the extent they are, we will be subject to foreign currency transaction gains or losses. To date, we have had an immaterial amount of foreign currency transaction gains and losses, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Item	Page No.
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; San Diego, California; PCAOB ID: #243)	96
Consolidated Balance Sheets as of December 31, 2023 and 2022	97
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	98
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021	99
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	102
Notes to the Consolidated Financial Statements	104

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cue Health Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Health Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2019.
San Diego, California
March 13, 2024

Cue Health Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,889	$241,530
Restricted cash	800	800
Accounts receivable, net of allowance for credit losses ($22 and $2,311, respectively)	1,352	18,751
Inventories, net - current	14,039	82,210
Prepaid expenses	8,479	15,728
Other current assets	4,803	12,134
Total current assets	110,362	371,153
Non-current inventories, net	56,273	25,436
Property and equipment, net	72,096	189,275
Operating lease right-of-use assets	78,519	85,321
Intangible assets, net	19,644	16,867
Other non-current assets	2,893	6,528
Total assets	$339,787	$694,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,705	$7,150
Accrued liabilities and other current liabilities	29,300	52,378
Deferred revenue, current	162	1,566
Operating lease liabilities, current	5,142	7,739
Finance lease liabilities, current	1,157	2,362
Total current liabilities	43,466	71,195
Operating leases liabilities, net of current portion	41,640	44,045
Finance lease liabilities, net of current portion	—	849
Other non-current liabilities	4,429	1,997
Total liabilities	89,535	118,086
Commitments and contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized, 155,304,764 and 150,406,014 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	1
Additional paid-in-capital	841,788	794,567
Accumulated deficit	(591,538)	(218,074)
Total stockholders’ equity	250,252	576,494
Total liabilities and stockholders’ equity	$339,787	$694,580
The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts and share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Product revenue	$64,223	$474,166	$615,796
Grant and other revenue	6,713	9,310	2,311
Total revenue	70,936	483,476	618,107

Operating costs and expenses:
Cost of product revenue	127,091	329,973	276,542
Sales and marketing	32,584	88,580	28,729
Research and development	150,620	171,452	42,829
General and administrative	57,355	97,103	79,788
Impairment of long-lived assets	83,639	—	—
Restructuring expense	14,500	2,020	—
Total operating costs and expenses	465,789	689,128	427,888
(Loss) income from operations	(394,853)	(205,652)	190,219

Other income (expense):
Interest income	6,240	3,328	108
Interest expense	(1,159)	(645)	(9,809)
Change in fair value of redeemable convertible preferred stock warrants	—	—	53
Change in fair value of convertible notes	—	—	(59,560)
Loss on extinguishment of debt	—	—	(1,998)
Tax credits	20,939	—	—
Other income (expense), net	162	(835)	164
Net (loss) income before income taxes	(368,671)	(203,804)	119,177

Income tax expense (benefit)	4,793	(9,748)	32,759
Net (loss) income	$(373,464)	$(194,056)	$86,418
Net (loss) income per share attributable to common stockholders – basic	$(2.44)	$(1.31)	$0.63
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – basic	152,877,306	148,024,749	52,815,449
Net (loss) income per share attributable to common stockholders – diluted	$(2.44)	$(1.31)	$0.59
Weighted-average number of shares used in computation of net (loss) income per share attributable to common stockholders – diluted	152,877,306	148,024,749	59,635,384
The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,350,743	$7,519	46,176,715	$66,186	28,998,607	$102,618	27,995,780	$—	$9,036	$(110,436)	$(101,400)
Exercise of redeemable convertible preferred stock warrants	48,513	831	31,369	537	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(8,399,256)	(8,350)	(46,208,084)	(66,723)	(28,998,607)	(102,618)	83,605,947	1	177,690	—	177,691
Exercise of common stock options	—	—	—	—	—	—	1,713,054	—	432	—	432
Conversion of convertible notes into common stock	—	—	—	—	—	—	18,611,914	—	297,792	—	297,792
Stock-based compensation expense from issuance of a fully vested warrant to vendor	—	—	—	—	—	—	—	—	1,239	—	1,239
Issuance of common stock at public offering, net of issuance costs of $24.0 million	—	—	—	—	—	—	14,375,000	—	205,956	—	205,956

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

Exercise of common stock warrants	—	—	—	—	—	—	84,118	—	77	—	77
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	152	—	152
Tax withholding on exercise of stock options and restricted stock units	—	—	—	—	—	—	(304,755)	—	(4,586)	—	(4,586)
Common stock issued to outgoing directors	—	—	—	—	—	—	128,000	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	193,933	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	42,979	—	42,979
Net income	—	—	—	—	—	—	—	—	—	86,418	86,418
Balance at December 31, 2021	—	$—	—	$—	—	$—	146,402,991	$1	$730,767	$(24,018)	$706,750

Cue Health Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	146,402,991	$1	$730,767	$(24,018)	$706,750
Exercise of common stock options, including ESPP activity, 147,463 shares	1,898,784	—	3,880	—	3,880
Issuance of common stock upon vesting of restricted stock units	3,329,057	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	(1,224,818)	—	(6,862)	—	(6,862)
Stock-based compensation	—	—	64,291	—	64,291
Other	—	—	2,491	—	2,491
Net loss	—	—	—	(194,056)	(194,056)
Balance at December 31, 2022	150,406,014	$1	$794,567	$(218,074)	$576,494

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	150,406,014	$1	$794,567	$(218,074)	$576,494
Exercise of common stock options, including ESPP activity, 1,299,053 shares	1,468,568	1	371	—	372
Issuance of common stock upon vesting of restricted stock units	5,366,322	—	—	—	—
Tax withholding on exercise of stock options and issuance of shares from restricted stock units	(1,936,140)	—	(1,729)	—	(1,729)
Stock-based compensation	—	—	48,735	—	48,735
Other	—	—	(156)	—	(156)
Net loss	—	—	—	(373,464)	(373,464)
Balance at December 31, 2023	155,304,764	$2	$841,788	$(591,538)	$250,252

The accompanying notes are an integral part of these consolidated financial statements.

Cue Health Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(373,464)	$(194,056)	$86,418
Adjustments to reconcile net (loss) income to net cash, cash equivalents and restricted cash used in operations
Depreciation and amortization	56,278	48,972	32,826
(Recoveries) allowance for credit losses provision	(320)	(2,019)	(318)
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	—	(53)
Change in fair value of convertible notes	—	—	59,560
Stock-based compensation expense	48,735	64,291	42,979
Loss on extinguishment of debt	—	—	1,998
Non-cash lease expense	9,326	8,480	5,318
Convertible notes issuance costs	—	—	6,000
Deferred income taxes	—	(3,468)	3,468
Interest on finance leases	59	168	218
Stock-based compensation expense from issuance of fully vested warrant to vendor	—	—	1,239
Non-cash interest expense	281	440	2,883
Impairment of long-lived assets	83,639	—	—
Changes in operating assets and liabilities:
Accounts receivable	17,719	87,857	(100,104)
Inventories	37,334	(19,258)	(51,546)
Prepaid expenses and other current assets	11,062	20,280	(38,987)
Other non-current assets	(476)	(5,014)	(4,005)
Accounts payable, accrued liabilities and other current liabilities	(22,948)	(1,387)	44,823
Income taxes payable	3,894	(10,218)	11,185
Deferred revenue	(1,404)	(90,882)	(90,648)
Operating lease liabilities	(7,526)	(16,105)	(18,203)
Other non-current liabilities	—	—	(4,500)
Net cash, cash equivalents and restricted cash used in operating activities	(137,811)	(111,919)	(9,449)
Cash flows from investing activities
Purchases of property and equipment	(9,169)	(50,181)	(108,848)
Expenditures for software development and other intangible assets	(10,630)	(12,850)	(6,869)
Net cash, cash equivalents and restricted cash used in investing activities	(19,799)	(63,031)	(115,717)
Cash flows from financing activities
Proceeds from convertible notes	—	—	235,480
Proceeds from exercise of redeemable convertible preferred stock warrant	—	—	89
Payments of issuance costs of convertible notes	—	—	(6,000)
Proceeds from exercise of common stock options	113	2,646	432
Proceeds from exercise of common stock warrant	—	—	77
Proceeds from issuance of common stock at public offering	—	—	230,000

Payments of issuance costs of public offering	—	—	(24,044)
Proceeds from debt	—	—	82,250
Tax withholding on exercise of stock options and restricted stock units	(1,729)	(6,862)	(4,586)
Proceeds from employee stock purchase plan activity	698	1,234	—
Debt issuance and prepayment costs	—	(599)	(2,128)
Repayment of debt	—	—	(87,684)
Payments for finance leases	(2,113)	(2,849)	(4,265)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(3,031)	(6,430)	419,621

Net change in cash, cash equivalents and restricted cash	(160,641)	(181,380)	294,455
Cash, cash equivalents and restricted cash, beginning balance	242,330	423,710	129,255
Cash, cash equivalents and restricted cash, ending balance	$81,689	$242,330	$423,710
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$80,889	$241,530	$409,873
Restricted cash, current	800	800	13,837
Total cash, cash equivalents and restricted cash	$81,689	$242,330	$423,710

Supplemental disclosure for cash flow information
Cash paid for taxes	$262	$3,789	$18,106
Cash paid for interest	$—	$—	$767
Supplemental disclosure for non-cash investing and financing matters
Early exercised stock options liability	$—	$—	$152
Right-of-use assets obtained in exchange for lease obligations	$—	$2,611	$48,211
Prepaid rent reclassified to right-of-use assets	$—	$50	$15,966
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,948	$974	$6,765
Software development costs included in accounts payable	$70	$—	$758
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$177,691
Exercise of redeemable convertible preferred stock warrant	$—	$—	$1,278
Conversion of convertible notes	$—	$—	$297,792
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

Basis of Consolidation

The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. The Company views its operations and manages its business in one operating segment which is consistent with how the Chief Executive Officer, who is the chief operating decision maker, reviews the business, makes investment and resource allocation decisions, and assesses operating performance. The majority of revenue to date is from customers located in the United States and the majority of long-lived assets are located in the United States. Revenues to customers located outside of the United States was $0.6 million, $10.6 million and $1.0 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Long-lived assets, which consist of property and equipment, located outside of the United States were $0.3 million and $4.7 million as of December 31, 2023 and 2022, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash
Restricted cash consists primarily of cash that serves as collateral for the Company’s standby letters of credit. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring long-term assets, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is classified as a long-term asset. Otherwise, restricted cash is presented in current assets in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had $0.8 million and $0.8 million of restricted cash.
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
The Company had one customer that represented more than 10% of total product revenue for the year ended December 31, 2023, at 57%. For the year ended December 31, 2022, the Company had two customers that represented more than 10% of product revenue at 54% and 20%, respectively. For the year ended December 31, 2021, the Company had two customers that represented more than 10% of product revenue at 62% and 25%, respectively.
As of December 31, 2023, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable were 27%, 20%, and 14%. As of December 31, 2022, accounts receivable from one customer with balances due in excess of 10% of total accounts receivable was 54%.
The Company purchases certain components for its products from three specific suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.

Inventories

Inventories are valued at lower of cost or net realizable value on a first in, first out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Unabsorbed manufacturing costs are expensed as incurred.

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

The value of the inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying consolidated balance sheets. Non-current inventories consist of completed Cue Readers, Cue Reader component parts, and cartridge component parts. This inventory is not subject to expiration and is expected to be utilized with future Cue Test Kits.
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
The following table provides a reconciliation of the change in estimated warranty liabilities:

	December 31,
	2023	2022	2021
Balance at beginning of year	$6,660	$4,865	$—
Provision for warranties (including changes in estimates)	1,275	18,141	7,744
Settlements	(5,297)	(16,346)	(2,879)
Balance at end of year	$2,638	$6,660	$4,865

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

During the development stage of internal-use software, the Company capitalizes certain eligible costs associated with the software development, in accordance with ASC 350-40, Internal-Use Software. The capitalized costs primarily consist of direct labor and third-party contractor fees. In-process software development consists of software costs incurred in the development of internal-use software not yet implemented. The software is expected to be implemented no later than one year from the commencement date of development. Once the software is implemented and ready for its intended use, the Company will begin amortizing the capitalized costs. The Company has concluded that given the rapid changes in technology, the software has a useful life of three years and is amortized on a straight-line basis.
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

Cloud Computing Arrangements

As of December 31, 2023 and 2022, the Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following:

	Year Ended December 31,
	2023	2022
Capitalized implementation costs	$10,702	$10,265
Accumulated amortization expense	(8,178)	(4,348)
Cloud computing arrangement, net	$2,524	$5,917

These cloud computing arrangements were primarily related to implementation of the Company’s enterprise resource planning system and customer relationship management system, among other software implementations. These costs were recorded in other non-current assets in the consolidated balance sheets. Amortization expense related to cloud computing arrangements was $3.8 million, $4.0 million, and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing.

If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations. There were no deferred offering costs recorded in the Company’s consolidated balance sheets as of December 31, 2023.
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

Based on management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements, the Company recorded an impairment charge of $83.6 million during the year ended December 31, 2023. There were no impairment charges recorded for the years ended December 31, 2022 and 2021.
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
Cue Readers, Cue Enterprise Dashboards, and Cue Test Kits, composed of Cue Cartridges and Cue Wands, are considered distinct performance obligations. At-home health and wellness test kits and related consultation results form a single performance obligation. The Cue Health App is integral to the functionality of the Cue Reader and these two components form a single performance obligation. Revenue allocated to Cue Readers and Cue Test Kits is recognized when control of the promised goods has transferred to customers, generally upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those goods.

Revenue allocated to Cue Enterprise Dashboards is recognized ratably over time as the service is provided, reflecting the ongoing access to the dashboard and the continuous benefit derived by the customer over the term of the service. This approach is consistent with the transfer of control over time, as the customer simultaneously receives and consumes the benefits of the service. Cue Enterprise Dashboard revenue is not material.

The Company’s contracts with its customers do not provide for open return rights. The Company estimates returns of products due to defective or nonconforming Cue Readers and replacement Cue Cartridges and records a provision for estimated expenses related to product warranty at the time products are sold.
In addition to the above performance obligations, Cue also has performance obligations which include service components comprised of virtual care capabilities accessible through the App. Cue Care provides telemedicine (access to chat with board-certified physicians) and the Company also generates revenue from video proctoring of tests. Revenue from telemedicine services is recognized at a point in time at the inception of the contract with a customer, as the customer's right to access telemedicine services is considered to be fully provided and available upon contract inception.
The Company has performance obligations related to Cue Pharmacy, which enables individuals to connect with a healthcare provider and be prescribed medications. Revenue allocated to Cue Pharmacy medication sales is recognized when control of the promised goods has transferred to customers, generally upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those goods.
The Company has performance obligations related to Cue Lab, a collection of at-home test kits for a wide variety of diagnostic panels and standalone at home tests. Revenue allocated to Cue Lab sales is recognized when control of the promised goods has transferred to customers, generally upon delivery of test results.
The transaction price is measured as the amount of consideration the Company expects to receive in exchange for the goods transferred to customers. A contract’s transaction price is allocated to each distinct performance obligation on a relative standalone selling price basis. The Company estimates standalone selling prices for groups of customers with similar circumstances and characteristics.
The Company recognizes receivables when there is an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms are typically 30 to 45 days. No adjustments to consideration are made for financing as the Company expects, at contract inception, that the period between the transfer of a promised good or service and when the customer pays for that good or service will be one year or less. The Company has elected to apply the practical expedient related to the expensing of incremental costs of obtaining a contract. Under this practical expedient, if the amortization period of the asset that the Company would have otherwise recognized is one year or less, these costs are expensed as incurred.
The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.
See Note 3, Revenue Recognition, for details regarding disaggregation of product revenue by type of customer for the years ended December 31, 2023, 2022 and 2021.
Deferred Revenue
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

See Note 3, Revenue Recognition, for details regarding the Company’s agreements with BARDA.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for performance obligations satisfied but not billed at the reporting date.
Contract liabilities are recorded when cash is received prior to recording revenue.
See Note 3, Revenue Recognition, for details regarding the activity related to contract assets and liabilities.
Cost of Product Revenue
Cost of product revenue includes the cost of materials, direct labor, inclusive of salaries and other related costs, including stock-based compensation, depreciation, and manufacturing overhead costs used in the manufacturing of the Cue Test Kits as well as contract manufacturing costs associated with production of the Cue Readers. Cost of product revenue also includes inventory reserve provisions and external-use software development costs. Cost of product revenue excludes long-lived asset impairment charges.

Shipping and Handling Costs

The Company elected to account for shipping and handling as activities to fulfill the promise of the goods and records them as cost of product revenue.
Sales and Marketing Expenses

Sales and marketing expense consist primarily of salaries and other related costs, including stock-based compensation, for personnel in sales and marketing, customer support, advertising costs and business development functions. Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising costs were $2.9 million, $42.3 million, and $15.4 million respectively.
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
Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, the Company’s equity compensation plans allow for any vesting schedule as the Company’s board of directors may deem appropriate. The Compensation Committee with oversight from the board of directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted, and the restrictions and other terms and conditions of each grant in accordance with terms of the plan. The Company recognizes forfeitures as incurred.
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

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in other income, net in the consolidated statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value.

Employee Retention Credit

Tax credits within the accompanying consolidated statement of operations is attributable to the one-time receipt of the Employee Retention Tax Credit from the Internal Revenue Service (the "IRS"). As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid through June 30, 2021 and 100% of qualified wages paid through December 31, 2021, up to $10,000 per employee per quarter.

The Company filed for the periods 2020-2021 to claim a refund for the ERC. The Company elected to account for the ERC under ASC 958-605 when the conditions had been substantially met, which was determined to be in the third quarter of 2023. As of December 31, 2023, the Company received payments from the IRS related to the ERC and recorded $20.9 million within Tax credits in the accompanying consolidated statements of operations.

Going Concern

The Company’s operations have been primarily financed through a combination of its proceeds from its initial public offering, other financing activities, product sales and grant revenue. The Company expects that its near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with its business, including, without limitation, expenses associated with production and research and development expenses associated with its test and care offerings.

The Company had an accumulated deficit of $591.5 million as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company incurred negative cash flows. A tempering of COVID-19 testing demand has resulted in a loss from operations. Currently, the majority of our product revenue is related to sales of our Cue COVID-19 test, and while we have a number of tests submitted to the FDA for regulatory approval and in late-stage technical development, the receipt of such approvals is outside the Company’s control. These factors, underscored by the inherent uncertainty in timing of regulatory approvals, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans to alleviate the conditions that raise substantial doubt include obtaining regulatory approvals for additional test products, reduced spending, and the pursuit of additional capital. There can be no assurance that the current operating plan will be achieved, including the timing of additional products, or that additional funding will be available on terms acceptable to the Company, or at all. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Recently Adopted Accounting Pronouncements
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued several amendments to the standard. In November 2019, the FASB amended the standard with the issuance of ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The Company adopted this standard effective January 1, 2023 under the modified retrospective method whereas comparative period information is not restated. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded.
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. ASU 2020-06 is effective for reporting periods beginning after December 15, 2023 with early adoption permitted for reporting periods beginning after December 15, 2020. The Company does not expect ASU 2020-06 to have a significant impact on the financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of topics in the ASC. These amendments align many disclosure requirements with those already required by the Securities Exchange Commission (the "SEC") under Regulation S-X or Regulation S-K. The ASC amendments in ASU 2023-06 become effective on the date which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment in ASU 2023-06 will not become effective for any entity. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, guidance to improve segment reporting through enhanced disclosure requirements of significant segment expenses. This update requires companies to disclose significant segment expense categories that are regularly provided to the chief operating decision maker ("CODM") on an interim and annual basis and disclosures about a reportable segment’s profit or loss and assets that are currently required annually on an interim basis. Companies must also disclose how segment measures of profit or loss are used by the CODM. ASU 2023-07 should be adopted retrospectively for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of the update and plan to adopt the amendments for annual disclosures in fiscal 2024. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

NOTE 3. REVENUE
Product Revenue
Disaggregation of product revenue by type of customer for the years ended December 31, 2023, 2022, and 2021 respectively:

	Year Ended December 31,
	2023	2022	2021
Private sector customers	$62,586	$374,467	$232,838
Public sector entities	1,637	99,699	382,958
Total product revenue	$64,223	$474,166	$615,796
Product revenue for the years ended December 31, 2023, 2022 and 2021 includes $2.5 million, $8.0 million, and $0.5 million, respectively, of service revenue generated from telemedicine and proctoring services provided to customers. Revenue generated from proctoring is recognized over the term of the contracts with customers.

The following table sets forth the Company’s product gross (loss) profit and product gross (loss) profit margin for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Product revenue	$64,223	$474,166	$615,796
Cost of product revenue	127,091	329,973	276,542
Product gross (loss) profit	$(62,868)	$144,193	$339,254
Product gross (loss) profit margin	(98)%	30%	55%

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
During the fourth quarter of 2022, the Company recognized $92.4 million of deferred revenue related to our agreement with the U.S. DoD. We assessed several external factors such as the price floor included in a potential follow-on contract, the political climate in the U.S. government, the severity of the COVID-19 pandemic/flu season, passage of time with no follow-on contract and others and concluded the likelihood of the U.S. DoD to exercise their option, the identified material right, to be remote. There is no deferred revenue related to the U.S. DoD Advance as of December 31, 2023 and 2022, respectively.
Contract Assets and Liabilities
Contracts assets were $0.3 million, $0.3 million, and $1.1 million as of December 31, 2023, 2022, and 2021, respectively, and were recorded in other current assets in the consolidated balance sheets.

Contract liabilities are recorded when cash is received prior to recording revenue. The activity related to contract liabilities for the years ended December 31, 2023 2022, and 2021, is as follows:

Amount
Balance at January 1, 2021	$183,096
Revenue recognized related to contract liability balance at the beginning of the period	(90,648)
Balance at December 31, 2021	92,448
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	1,566
Revenue recognized related to contract liability balance at the beginning of the period	(92,448)
Balance at December 31, 2022	1,566
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	162
Revenue recognized related to contract liability balance at the beginning of the period	(1,566)
Balance at December 31, 2023	$162

The Company recognized $89.8 million of deferred revenue related to our agreement with the U.S. DoD during the year ended December 31, 2021.

Grant and Other Revenue
Grant and other revenue primarily relates to a cost reimbursement agreement with the BARDA.
BARDA Contracts
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
In March 2020, BARDA exercised an option in the BARDA Contract for a second phase to accelerate development, validation and FDA clearance of the Company’s Cue COVID-19 Test for an additional contract value of $13.7 million. The period of performance related to the second phase extended to January 2023.
In May 2020, the original BARDA Contract was amended to increase the total value from $14.0 million to $21.8 million and to extend the contract term to January 2022.
In December 2021, the original BARDA Contract was amended to fund an additional $0.8 million for the development of an Omicron-Genotyping COVID-19 test. In December 2022, the contract was amended to extend the period of performance to June 2023 and in May 2023, the period of performance was subsequently extended to December 2023. In December 2023, the period of performance was extended to February 2024. In February 2024, an additional $0.6 million of funding was added to the contract and the period of performance was extended to September 2024.

In August 2023, the Company was awarded a new contract for $28.3 million by BARDA to develop an Influenza A/B, RSV, and COVID-19 molecular multiplex test for both over-the-counter and point-of-care use.

The Company recognizes revenue from its BARDA contracts in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding. Costs are included in research and development expenses. The Company recorded $6.3 million, $9.1 million and $2.2 million of revenue related to the agreement with BARDA during the years ended December 31, 2023, 2022 and 2021, respectively.

Accounts Receivable

The activity related to the allowance for credit losses for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022	2021
Allowance for credit losses, beginning balance	$2,311	$318	$—
Provision for credit losses, net of recoveries	(320)	2,019	318
Write-offs	(1,969)	(26)	—
Allowance for credit losses, ending balance	$22	$2,311	$318

Receivables Purchase Agreement

On June 1, 2023, the Company entered into a Receivables Purchase Agreement (the “Purchase Agreement”) with East West Bank, a California state-chartered bank (the “Purchaser”), pursuant to which, among other things, the Company may sell certain of the indebtedness and other payment obligations owed to the Company to the Purchaser in an amount of up to $20 million without recourse in exchange for cash. Transactions under the Purchase Agreement, which matures on June 1, 2024, are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under the Purchase Agreement, the Company does not maintain any beneficial interest in the receivables sold. The Company performs limited administrative services on behalf of the Purchaser since the receivables are trade receivables, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee of the Wall Street Journal prime rate with a floor of 5.50%, are reflected in cash flows from operating activities on the consolidated statements of cash flows.

During the years ended December 31, 2023 and 2022, the Company received cash proceeds of $9.1 million and $0, respectively, from the sales of accounts receivables under the Purchase Agreement. The Company’s loss on these transactions, the cost of factoring such receivables, is reflected in other income, net on the consolidated statements of operations, and were not material during the year ended December 31, 2023.
NOTE 4. INVENTORIES
As of December 31, 2023 and 2022, the Company’s inventories consisted of the following:

	December 31,
	2023	2022
Raw materials	$70,358	$80,968
Work-in-process	5,325	14,305
Finished goods	37,823	37,867
Reserve	(43,194)	(25,494)
Total inventories	70,312	107,646
Non-current inventories	(56,273)	(25,436)
Total inventories, current	$14,039	$82,210

As of December 31, 2023, 2022, and 2021, the inventories reserve consists of the following activity:

	December 31,
	2023	2022	2021
Balance at beginning of year	$25,494	$2,668	$789
Provision for inventory reserve	25,616	56,242	2,519
Write-offs	(7,916)	(33,416)	(640)
Balance at end of year	$43,194	$25,494	$2,668
NOTE 5. PREPAID EXPENSES
As of December 31, 2023 and 2022, the Company’s prepaid expenses consisted of the following:

	December 31,
	2023	2022
Prepaid expense	$7,310	$11,523
Prepaid inventory	1,169	4,205
Total prepaid expenses	$8,479	$15,728
NOTE 6. PROPERTY AND EQUIPMENT, NET
As of December 31, 2023 and 2022, the Company’s property and equipment, net consisted of the following:

	December 31,
	2023	2022
Construction in progress	$2,114	$32,412
Machinery and equipment	114,747	214,702
Leasehold improvements	24,214	23,233
Furniture and fixtures	2,013	1,883
Property and equipment	143,088	272,230
Accumulated depreciation and amortization	(70,992)	(82,955)
Total property and equipment, net	$72,096	$189,275

Depreciation and amortization expense related to property and equipment was $44.5 million, $38.7 million and $30.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The carrying value of assets under finance leases within property and equipment as of December 31, 2023 and 2022 was $4.8 million and $7.3 million, respectively.

In December 2023, the Company received a response letter from the FDA regarding the EUA submission for its Flu A/B + COVID-19 molecular test for over the counter and point of care use. The letter indicates that the FDA has determined that further review of Cue’s EUA request is not a priority, and therefore declines to issue an EUA. Due to the FDA denial, the Company performed a reassessment of operating plans and the anticipated utility of certain long-lived assets. These assets primarily include machinery and equipment and construction in progress intended for the production of the Flu A/B + COVID-19 molecular test. Given the FDA's decision, there is significant uncertainty surrounding the assets’ ability to generate future cash flows for the Company during their respective remaining useful lives. Based on management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements, the Company recorded an impairment charge of $83.6 million during the year ended December 31, 2023. Amounts presented above as property and equipment, net are net of the impairment charge.

NOTE 7. INTANGIBLE ASSETS
As of December 31, 2023, the Company’s intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Capitalized software	$31,551	$(13,340)	$18,211
Other	920	(307)	613
Intangible assets, net	32,471	(13,647)	18,824
In-process software development	820	—	820
Total intangible assets	$33,291	$(13,647)	$19,644
As of December 31, 2022, the Company’s intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Capitalized software	$19,052	$(5,724)	$13,328
Intangible assets, net	19,052	(5,724)	13,328
In-process software development	3,539	—	3,539
Total intangible assets	$22,591	$(5,724)	$16,867
Amortization expense related to intangible assets placed in service was $7.9 million, $3.7 million, and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

2024	$9,831
2025	6,388
2026	2,605
Total amortization expense	$18,824
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
NOTE 8. LEASES
The Company leases real estate and manufacturing and laboratory equipment which are used in the Company’s manufacturing, research and development, and administrative activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. These arrangements are classified as finance leases and operating leases. Finance leases consist of laboratory and manufacturing equipment with remaining terms less than one year. The Company’s operating leases relate to the Company’s manufacturing facilities and office space and have remaining terms from one year to eight years.
A summary of the Company’s material leases is as follows:
Waples Lease. In June 2020, the Company entered into an agreement to lease a building to be used as manufacturing facility in San Diego, California (“Waples Lease”). The Waples Lease has an initial term of ten years with two renewal options to extend the lease, each for an additional five years, which the Company is not reasonably certain to exercise. The Waples Lease commenced in May 2021 when the Company was granted a temporary certificate of occupancy to begin installation of manufacturing equipment. The Company paid $12.5 million for landlord-owned improvements recorded as prepaid rent. Upon commencement of the lease the prepaid rent was reclassified into the operating lease right-of-use asset. The Company recognized an operating lease right-of-use asset of approximately $32.4 million and operating lease liabilities of $19.9 million related to the Waples Lease as of the commencement date.
Vista Lease. In October 2020, the Company entered into an agreement to lease a building to be used as a manufacturing facility in Vista, California (“Vista Lease”). The Vista Lease has an initial term of five years with two renewal options to extend the lease, each for an additional five years. The Company is reasonably certain to exercise one renewal option to extend the lease term for an additional five years and is not reasonably certain to exercise the second renewal option. The Vista Lease commenced in January 2021 when the Company was permitted to install its tenant improvements and manufacturing equipment. The Company paid $3.5 million for landlord-owned improvements recorded as prepaid rent. Upon commencement of the lease the prepaid rent was reclassified into the operating lease right-of-use asset. The Company recognized an operating lease right-of-use asset of approximately $20.5 million and operating lease liabilities of $17.1 million related to the Vista Lease as of the commencement date.

The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

		December 31,
	Balance Sheet Location	2023	2022
Assets
Right-of-use assets operating leases	Operating lease right-of-use assets	$78,519	$85,321
Right-of-use assets finance leases	Property and equipment, net	4,844	7,264
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	5,142	7,739
Finance lease liabilities (current)	Finance lease liabilities, current	1,157	2,362
Operating lease liabilities (non-current)	Operating lease liabilities, net of current portion	41,640	44,045
Finance lease liabilities (non-current)	Finance lease liabilities, net of current portion	—	849
The components of lease cost for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$12,062	$11,474	$7,983
Finance lease cost:
Amortization of right-of-use assets	2,420	2,557	1,854
Interest on lease liabilities	59	168	218
Total lease cost	$14,541	$14,199	$10,055

As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
2024	$7,591	$1,163
2025	7,783	—
2026	8,066	—
2027	8,153	—
2028	7,585	—
Thereafter	17,472	—
Total lease payments	56,650	1,163
Less: Imputed interest	(9,868)	(6)
Total	$46,782	$1,157
The supplemental cash flow information related to leases for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,526	$16,105	$20,867
Operating cash flows from finance leases	$59	$168	$218
Financing cash flows from finance leases	$2,113	$2,849	$2,124
The weighted-average remaining lease term and discount rate information related to operating and finance leases as of December 31, 2023 and 2022 was as follows:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.0	0.6	8.0	1.3
Weighted-average discount rate	5.7%	2.5%	5.7%	3.4%

Sublease

In November 2023, the Company entered into a sublease agreement with a third party to lease office space under an existing operating lease for a term of 26 months. The Company presents sublease income separately from the lease expense associated with the head lease (gross presentation), as the arrangement does not meet the criteria for contract combination. The sublease has been classified as an operating lease, and income from the sublease is recognized on a straight-line basis over the lease term which is in other income (expense), net. Sublease income was not significant for the year-ended December 31, 2023.

Lease Termination

In February 2024, the Company entered into an agreement to assign the rights and liability of one of our manufacturing facility operating leases to a third party. As of December 31, 2023, the operating lease has a right-of-use asset of $2.0 million and a lease liability of $2.7 million with a remaining term through 2027. As part of the agreement, the Company will pay the assignee $0.6 million over six months starting from the date of assignment.

NOTE 9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued purchases(1)	$480	$4,488
Accrued payroll and benefits	9,266	26,350
Accrued expenses	5,530	5,553
Accrued sales tax	3,204	1,361
Product warranty reserve	2,638	6,660
Income tax payable	364	—
Accrued purchase commitment loss(2)	7,818	7,966
Total accrued liabilities and other current liabilities	$29,300	$52,378
(1) Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2) Accrued purchases commitment loss reflects accrued loss on purchase obligations for inventory.
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

Secured Revolving Facility Agreement

On June 30, 2022, the Company entered into a loan and security agreement (the “2022 Revolving Facility Agreement”) among the Company, the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent (“Agent”). The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2023, there were no revolving loans outstanding and $0.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement. Under the terms of the 2022 Revolving Facility, as of December 31, 2023, the Company had $78.2 million of availability to borrow under the revolving credit facility. The Company recorded $0.6 million in deferred financings costs in connection with the 2022 Revolving Facility Agreement. This balance will be amortized over two years and is classified in other non-current assets.

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

The Company’s obligations under the 2022 Revolving Facility Agreement are secured by substantially all of the Company’s assets, and will be guaranteed by, and secured by substantially all of the assets of, its future domestic subsidiaries. Two subsidiaries of the Company have become guarantors subsequent to the closing date.

The 2022 Revolving Facility Agreement requires the Company to maintain a current ratio of not less than 1.20 to 1.00, measured quarterly. The 2022 Revolving Facility Agreement also requires the Company to maintain at least six months remaining liquidity, determined as set forth in the 2022 Revolving Facility Agreement. Additionally, the 2022 Revolving Facility Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Company was in compliance with its covenants at December 31, 2023.

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

Preferred Stock
The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and determine the designations of such shares including but not limited to voting powers, dividend rights, liquidation preferences, and conversion rights. No shares of preferred stock were outstanding as of December 31, 2023 and 2022.

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

The Company did not issue any shares of common stock under the Offering Program during the year ended December 31, 2023.

Preferred Stock Rights Agreement

On September 21, 2023, the Company’s board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on October 2, 2023. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), of the Company at an exercise price of $8.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights expire on the earliest of (i) 5:00 p.m., New York City time, on September 20, 2024 (unless such date is extended) or (ii) the redemption or exchange of the Rights. The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of September 21, 2023, between the Company and Computershare Trust Company, N.A., as rights agent. Given the nature of the Rights and their contingent activation, which has been deemed remote, no value is recognized in stockholders’ equity.

Common Stock Warrants

As of December 31, 2023, the Company had an outstanding warrant to purchase 75,744 shares of common stock at a purchase price of $0.40 per share. The warrant was issued on August 22, 2017 and expires on August 22, 2027. All shares subject to the warrant were vested as of December 31, 2020.
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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

December 31, 2023	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (level 3)
Assets
Cash and cash equivalents:
U.S. Treasury	$15,211	$15,211	$—	$—
Money market funds	$11,068	$11,068	$—	$—

December 31, 2022	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (level 3)
Assets
Cash and cash equivalents:
U.S. Treasury	$90,029	$90,029	$—	$—
Money market funds	$25,288	$25,288	$—	$—

The U.S. Treasury securities and money market funds are Level 1 securities that are traded by dealers or brokers in active over-the-counter markets. There were no transfers between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2023 and 2022. Interest and dividend income on U.S. Treasury securities and money market funds are recorded in interest income.
NOTE 13. STOCKHOLDERS’ EQUITY
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

2021 Stock Incentive Plan

In September 2021, the Company adopted the 2021 Plan 2021 under which employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards (incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards). The authorized number of shares includes 14,173,771 common shares plus such additional number of shares of common stock up to 22,399,691 as equal to the number shares reserved in the 2014 Plan above. The number of common stock shares available under the 2021 Plan increases annually on the first day of each fiscal year commencing January 1, 2022 until and including January 1, 2031 by the amount equal to at least 5% of outstanding shares on such date and any additional shares of common stock determined by the board. As of December 31, 2023, 7,316,596 shares of common stock were available for issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan

In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which employees of the Company can purchase shares of the Company’s common stock commencing on such time and such dates as the board of directors of the Company determine. The number of shares of common stock that have been approved for the purpose is 2,834,754 shares of common stock plus an annual increase to be added on the first day of each fiscal year commencing January 1, 2022 and continuing for each fiscal year until and including January 1, 2032. The annual increase is equal to the least of 8,504,263 shares of common stock, 1% of outstanding shares on such date, and a number of shares of common stock determined by the board of directors. The price at which stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company’s common stock on the lesser of either (i) the first business day of the Plan Period or (ii) the Exercise Date. As of December 31, 2023, 4,356,328 shares of common stock were available for sale under the 2021 ESPP.
Stock-Based Compensation

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$2,686	$3,128	$1,979
Sales and marketing	6,893	8,603	2,634
Research and development	17,502	23,305	6,889
General and administrative	21,105	29,255	31,477
Restructuring	549	—	—
Total stock-based compensation expense	$48,735	$64,291	$42,979

In total, $2.7 million, $3.1 million and $2.0 million of stock-based compensation expense was capitalized to inventory during the manufacturing process during the years ended December 31, 2023, 2022 and 2021, respectively. An immaterial amount remained in inventory as of December 31, 2023. During the year ended December 31, 2021, the Company incurred additional stock-based compensation expenses of $1.2 million related to the issuance of a fully-vested option valued at $1.2 million.

Stock Options

A summary of stock option activity and related information for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2021	8,344,752	$0.61	6.4
Granted	2,965,821	$15.61
Exercised	(1,713,054)	$0.31
Forfeited	(367,317)	$10.58
Expired	(67,042)	$0.36
Outstanding at January 1, 2022	9,163,160	$5.13	6.9
Granted	—	$—
Exercised	(1,751,321)	$0.50
Forfeited	(197,710)	$12.40
Expired	(111,276)	$14.25
Outstanding at January 1, 2023	7,102,853	$5.92	6.4
Granted	3,473,387	$2.15
Exercised	(169,515)	$0.66
Forfeited	(1,295,082)	$10.23
Expired	(388,232)	$10.56
Outstanding at December 31, 2023	8,723,411	$3.67	6.5
Exercisable at December 31, 2023	6,219,296	$3.99	5.5
Vested and expected to vest at December 31, 2023	8,723,411	$3.67	6.5

The aggregate intrinsic value of exercisable options was $0, $5.8 million and $72.4 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value of stock options outstanding was $0, $6.1 million and $81.9 million as of December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was approximately $6.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years, on a straight-line basis.

The estimated fair value of each stock option award granted to employees was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock option grants for years ended December 31, 2023 and 2021:

	2023	2021
Expected volatility	85.0%	40.9%
Expected term (years)	6.50	7.71
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	0.8%
Grant date fair value	$1.58	$6.93

During the year ended December 31, 2023, the Company modified certain stock options previously granted to non-employees. The modification included changes to the exercise price of 622,323 unvested options. As a result of these modifications, the Company will recognize an additional $0.4 million in stock-based compensation expense over the remaining vesting period of the affected options.

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

During the year ended December 31, 2021, the Company issued a total of 1,177,043 RSUs to certain executives under the 2014 Plan with the right to receive common stock shares upon vesting as scheduled per agreements with certain executives. No additional grants of RSUs are expected under the 2014 Plan.

Total RSU activity for the years ended December 31, 2023, 2022 and 2021are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	11,584,681	14.65	169,716
Vested	(193,933)	15.65	(3,036)
Forfeited	(126,513)	16.00	(2,024)
Outstanding, January 1, 2022	11,264,235	14.62	164,656
Granted	11,939,035	5.97	71,276
Vested	(3,329,057)	13.30	(44,276)
Forfeited	(1,192,512)	11.67	(13,917)
Outstanding, January 1, 2023	18,681,701	9.51	177,739
Granted	9,932,451	1.61	15,965
Vested	(5,366,322)	7.12	(38,207)
Forfeited	(6,476,122)	7.61	(49,290)
Outstanding, December 31, 2023	16,771,708	$6.33	$106,207

As of December 31, 2023 there was approximately $66.6 million of total unrecognized compensation cost related to outstanding RSUs. The weighted average remaining expense period was 2.1 years as of December 31, 2023.

During the year ended December 31, 2021, the Company issued 10,535,637 RSUs to employees under the 2021 Plan of which 5,603,065 vest based solely on continued employment over a four year period and the remaining RSUs are also subject to performance-vesting conditions as described below. There were no performance-vesting conditions grants during the years ended December 31, 2023 and 2022.

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

(1)Dividend yield is based on no dividend payout being expected on common units over the term to expiration of the performance-vesting RSUs.
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

Market-based performance-vesting RSU activity for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	3,335,300	12.82	42,759
Vested	—	—	—
Forfeited	—	—	—
Outstanding, January 1, 2022	3,335,300	12.82	42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, January 1, 2023	3,335,300	12.82	42,759
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2023	3,335,300	$12.82	$42,759

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

Operations-based performance-vesting RSU activity for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Underlying Shares	Weighted-average Grant Date Fair Value	Aggregate Fair Value
Outstanding, January 1, 2021	—	$—	$—
Granted	1,597,272	16.00	25,556
Vested	—	—	—
Forfeited	—	—	—
Outstanding, January 1, 2022	1,597,272	16.00	25,556
Granted	—	—	—
Vested	(532,424)	16.00	(8,519)
Forfeited	(266,213)	16.00	(4,259)
Outstanding, January 1, 2023	798,635	16.00	12,778
Granted	266,212	2.48	660
Vested	—	—	—
Forfeited	(1,064,847)	12.62	(13,438)
Outstanding, December 31, 2023	—	$—	$—

Restricted Stock Purchase Agreements with Executives

In 2018 and 2020, the Company issued shares of common stock pursuant to restricted stock purchase agreements with its Chief Executive Officer and Chief Product Officer in exchange for nonrecourse promissory notes to finance the entire cost of the shares. Due to the promissory notes being collateralized by the stock purchased and other stock held by the purchasers, these transactions were accounted for as substantive grants of common stock options since the purchasers did not assume the risk of ownership. Compensation expense was recognized ratably over a four-year service period. As of December 31, 2021, there were no shares subject to the restricted stock purchase agreements.

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
As of December 31, 2023 and 2022, there was no liability related to the early exercise of common stock options.
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

Basic and diluted net income (loss) attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock, common stock subject to restricted stock purchase agreements, early exercised options, and restricted shares are considered participating securities. Under the two-class method, distributed and undistributed income allocated to participating securities are excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted income (loss) per share. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, therefore, net losses for the year ended December 31, 2023 and 2022 were attributed entirely to common stockholders and there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(373,464)	$(194,056)	$86,418
Less: Income allocated to participating securities	—	—	53,310
Net (loss) income attributable to common stockholders – basic	(373,464)	(194,056)	33,108

Plus: Income allocated to non-participating securities	—	—	2,285
Net (loss) income attributable to common stockholders - diluted	$(373,464)	$(194,056)	$35,393

Denominator:
Basic weighted-average common shares outstanding	152,877,306	148,024,749	52,815,449
Dilutive potential common stock issuable:
Common stock warrants	—	—	81,517
Preferred stock warrants	—	—	37,074
Stock options	—	—	6,631,061
Restricted stock units	—	—	70,283
Diluted weighted-average shares outstanding	152,877,306	148,024,749	59,635,384

Net (loss) income attributable to common stockholders per share
Basic	$(2.44)	$(1.31)	$0.63
Diluted	$(2.44)	$(1.31)	$0.59

In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows (in common stock equivalent shares):

	Year Ended December 31,
	2023	2022	2021
Stock options	8,723,411	7,102,853	2,724,654
Restricted stock units	16,771,708	18,681,701	10,556,767
Common stock warrants	75,744	75,744	75,744
ESPP – shares assumed to be repurchased	3,209,526	473,080	—
Total	28,780,389	26,333,378	13,357,165

NOTE 15. INCOME TAXES

The Company’s effective income tax rate for the year ended December 31, 2023 was a benefit of (1.3)% compared to expense of 4.8% in the corresponding period in the prior year.

The following table presents income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(369,519)	$(203,819)	$119,177
Foreign	848	15	—
Net income (loss) before income taxes	$(368,671)	$(203,804)	$119,177

Components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$2,550	$(4,860)	$9,483
State	1,998	(1,425)	19,808
Foreign	245	5	—
Deferred:
U.S. federal	—	(3,468)	3,468
Total income tax (benefit) expense	$4,793	$(9,748)	$32,759

The effective tax rate of the provision for income taxes differs from the U.S. federal statutory rate as follows:

	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.4%	4.1%	7.4%
Permanent differences	(0.3)%	0.2%	(0.5)%
Change in valuation allowance	(22.7)%	(17.7)%	(15.9)%
Tax credits	1.4%	3.5%	(1.5)%
Non-deductible convertible note adjustments	—%	—%	14.1%
Sec. 162(m) limitation	—%	(3.8)%	2.8%
Uncertain tax position reserves	(0.9)%	0.3%	1.3%
Stock-based compensation	(3.4)%	(1.9)%	(1.5)%
Tax rate change	(0.4)%	(1.4)%	—%
Other	(0.3)%	0.5%	0.3%
Effective tax rate	(1.3)%	4.8%	27.5%

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

The net change in total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $83.6 million and an increase of $36.0 million, respectively. The $65.4 million net increase in the valuation allowance during 2023 is primarily due to taxable loss generated in the U.S. in 2023 and the requirement of Section 174 capitalization for U.S. federal tax purposes. The valuation allowance for U.S. state deferred tax assets increased by $18.1 million due to the U.S taxable loss. The $36.0 million net increase in 2022 was primarily due to taxable loss generated in the U.S. and the requirement of Section 174 capitalization for United States federal tax purposes.

The significant components of deferred income taxes were as follows:

	2023	2022
Deferred tax assets:
Net operating losses	$74,992	$19,175
Research and development credits	6,288	3,508
Operating lease liabilities	11,949	13,010
Share-based compensation	5,804	6,836
Accruals and reserves	19,759	21,351
Capitalized R&D expenses	25,855	24,220
Depreciation and amortization	8,278	—
Other	117	747
Gross deferred tax assets	153,042	88,847

Deferred tax liabilities:
Operating right-of-use assets	19,803	21,437
Depreciation and amortization	—	17,752
Gross deferred tax liabilities	19,803	39,189

Gross deferred tax assets/(liabilities)	133,239	49,658
Valuation allowance	(133,239)	(49,658)
Net deferred tax asset/(liabilities)	$—	$—

As of December 31, 2023, the Company has U.S. federal and state net operating loss ("NOL") carryforwards of $258.5 million and $404.6 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $5.8 million will begin to expire in 2037 while federal NOLs generated after 2017 of $252.7 million will carryforward indefinitely. The state NOL carryforwards of $404.6 million will begin to expire in 2032 unless previously utilized. At December 31, 2023, the Company also had federal research tax credit carryforwards of $4.5 million. The federal research tax credit carryforwards begin to expire in 2032, if not utilized. At December 31, 2023, the Company also had various California state tax credit carryforwards of $4.3 million which do not expire.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, the Code, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a Section 382/383 analysis through December 31, 2023, concluding that actual ownership changes occurred in 2014 and 2018 and has appropriately limited its use of the NOLs based upon the requirements of section 382/383. If a subsequent change in ownership were to occur, additional NOL and tax credit carryforwards could be subject to future limitations or expire unutilized. If limited, the related asset would be removed from the deferred tax asset schedule and may impact the Company’s effective tax rate. As of December 31, 2023, the Company has $9.7 million of federal net operating losses and $29.9 million of state NOLs subject to limitations related to the utilization under Section 382 of the Code. As of December 31, 2023, the Company has $0.8 million of federal tax credit carryforwards subject to limitations related to the utilization under Section 383 of the Code.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total unrecognized tax position is as follows:

	2023	2022	2021
Balance at January 1	$2,705	$3,405	$1,045
Increases related to prior year tax positions, net	864	—	1,360
Reductions based on tax positions related to prior years	—	(1,673)	—
Increases related to current year tax positions	2,298	973	1,000
Balance at December 31	$5,867	$2,705	$3,405

As of December 31, 2023, the Company has approximately $5.9 million of unrecognized tax benefits of which $4.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2023 and 2022, the Company recorded approximately $0.3 million and $0.4 million interest and penalties related to unrecognized tax benefits, respectively. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company’s United States federal and state income tax returns are subject to tax examination by U.S. federal and state tax authorities for tax years within the statute of limitations. All tax carryforwards are subject to adjustment until the statute closes on the year the carryforwards are eventually utilized. The statute remains open on tax carryforwards generated and utilized as of December 31, 2023 for the 2012 and subsequent tax years.

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

In April 2021, the Company was awarded a California Competes Tax Credit (“CCTC”) totaling $20.0 million for a five-year agreement. The CCTC is a competitive income tax credit available to businesses across various industries that want to locate or expand in California. The CCTC can offset California corporate income tax liability and is non-refundable. The credit is allocated in equal increments of $4.0 million over five years for a total of $20.0 million as documented in the CCTC Agreement. The Agreement covers tax years 2021-2025 and is awarded upon successful completion of milestones each year. The credit is earned on an annual basis and certain milestones are required to be achieved. Each annual milestone reflects a required minimum of new jobs in California which must be maintained for three years in order to retain the credit for each individual year earned. If the milestones are not met during the three year period, the Company forfeits the credit for that year and must amend any return on which credits were used to offset income tax and repay the amount of credit actually used. If the credit earned in a given year exceeds the Company’s California corporate income tax liability, the balance can be carried over for up to six years if necessary, until exhausted. As of December 31, 2023, the Company anticipates it may not meet the CCTC employment milestones, and has reflected the tax impact in the consolidated financial statements.
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

2022 Restructuring

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

2023 Cost Reduction Plan

On January 5, 2023, the Company announced that it was implementing a new cost reduction plan (the “January CRP”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the January CRP following a review of the Company’s business, operating expenses and the macroeconomic environment. The January CRP was intended to reduce the Company’s cost structure and improve its operational efficiency. The January CRP included a reduction in the Company’s employee base.

On April 28, 2023, the Company announced a further cost reduction plan (the “April CRP”, and together with the January CRP, the “2023 CRP”), which included a reduction in the Company’s employee base.

Cash expenditures in connection with the 2023 CRP consist of payments for salary, benefits, and unused paid time off for the affected employees. The 2023 CRP also consisted of a severance package that included a cash severance payment and payments to cover the employer premiums and administration fees for continuation of healthcare coverage for a limited period. The severance package, in some cases, also included an acceleration of the vesting of certain outstanding restricted stock units and stock options to affected employees.

Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. As of December 31, 2023, all of the charges have been paid.

In connection with the 2023 CRP, the Company recorded restructuring charges of $14.5 million during the year ended December 31, 2023 related to one-time termination benefits.

The following table summarizes the total amount incurred and accrued related to restructuring activities:

	Year Ended December 31,
	2023	2022
Accrued restructuring, beginning balance	$—	$—
Restructuring charges incurred during the period	14,500	2,020
Cash payments	(13,951)	(2,020)
Non-cash settlements and other adjustments	(549)	—
Accrued restructuring, ending balance	$—	$—

2024 Cost Reduction Plan

On January 4, 2024, and January 25, 2024, the Company implemented new cost reduction plans (the “2024 CRP”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2024 CRP following a review of the Company’s business and operating expenses. The 2024 CRP is intended to reduce the Company’s cost structure and improve its operational efficiency beyond the expected cost savings of the cost reduction plans announced related to the 2023 CRP.

The 2024 CRP will include a reduction in the Company’s employee base. In connection with the CRP, the Company estimates that it will record an aggregate restructuring charge related to one-time termination benefits in the range of approximately $5.3 million to $6.8 million. The substantial majority of these charges will result in cash expenditures.

Cash expenditures in connection with the 2024 CRP consist of payments for salary, benefits, and unused paid time off for the affected employees. The 2024 CRP will also consist of a severance package that includes a cash severance payment and payments to cover the employer premiums and administration fees for continuation of healthcare coverage for a limited period. The severance package, in some cases, may also include an acceleration of the vesting of certain outstanding restricted stock units to affected employees, and in connection therewith, the Company estimates that it will incur non-cash charges of approximately $0.1 million.

Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. The Company expects payments relating to the 2024 CRP to be completed by the end of the third quarter of 2024.

Standby Letters of Credit

The Company is party to certain commercial letters of credit. The 2022 Revolving Facility Agreement provides for a $100.0 million secured revolving credit facility, with a $20.0 million letter of credit subfacility. As of December 31, 2023, there were $0.5 million aggregate face amount of letters of credit outstanding under the 2022 Revolving Facility Agreement.

Restricted Cash

In November 2021, $0.8 million of cash was restricted in relation to a customs surety on international imports which remains restricted as of December 31, 2023.

Purchase Commitments

Purchase commitments are comprised of the Company’s commitments for goods and services in the normal course of business. These purchase commitments relate to goods and services which have not yet been delivered or performed and therefore have not been reflected in our consolidated balance sheets and consolidated statements of operations. These commitments typically become due after the delivery and completion of such goods or services. Net losses on firm purchase commitments were $0, $8.0 million and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected. Based on such evaluation and as a result our material weaknesses previously identified and further discussed below, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). With reference to the ongoing remediation efforts for the previously reported material weaknesses, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2023 due to the material weaknesses described below.

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

During the year ended December 31, 2023, we continued focusing on advancing management action plans targeting processes and controls most critical to our material weaknesses. Previously, beginning in fourth quarter of 2020, we took steps to address our material weaknesses through our remediation plan, which included the hiring of a Chief Financial Officer, Chief Accounting Officer, Assistant Controller, Director of Tax, and Senior Director of SOX Compliance. This year, we reperformed walkthroughs of key financial business processes and financial systems and updated our documentation, resulting in identified areas of improvement and relevant business risks. On the basis of these risks, we assessed the design and implementation of internal controls, identified relevant gaps, and prepared a detailed project plan to address noted internal control weaknesses. Such actions include redesigning certain controls, documenting and implementing formalized processes and procedures, testing controls for which the design and implementation was deemed to be effective. Specifically, during the year, a new process for governing manual journal entries was implemented to systematically enforce appropriate segregation of duties for journal entry postings. We engaged external advisors to review and validate that the newly implemented workflow is adequately designed. Additionally, during the year, we implemented further detection and prevention controls surrounding segregation of duties for roles and permissions in our ERP. We also took action to deliver targeted trainings to process/control owners on subjects related to, but not limited to, risk and controls governance, financial accounting, manual journal entries, segregation of duties and information technology general controls. Lastly, during the fourth quarter of 2023, we implemented a periodic control certification process through which control owners certify the completion of control performance and the accuracy of recorded control details. The newly implemented process will continue to execute on a quarterly frequency.

We have dedicated resources and continue to engage external advisors to assist with the remediation and implementation of our internal controls as required. We have evaluated the longer-term resource needs of our various financial functions and have expanded the size of our finance department to help address these material weaknesses.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation actions is ongoing and the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Change in Internal Control

Other than the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

The following disclosure is intended to satisfy our obligation to provide disclosure pursuant to Item 5.02(e) of Form 8-K.

On March 12, 2024, the Compensation Committee of the board of directors approved cash retention payments in the amounts of $75,000 and $100,000 (the “Cash Retention Payments”) for each of Clinton Sever and Aasim Javed, respectively (each, a “Retention Agreement Executive”). In order to receive the Cash Retention Payment, each Retention Agreement Executive is required to enter into a Retention Payment Agreement (the “Retention Payment Agreement”) pursuant to which he shall be eligible to receive the applicable Cash Retention Payment, as follow: 50% of the Cash Retention Payment for each Retention Agreement Executive will be paid with the Company’s March 29, 2024 payroll, and the remaining 50% of the Retention Payment will be paid with the Company’s June 7, 2024 payroll, in each case subject to such Retention Agreement Executive being employed, actively working and in good standing with the Company on the applicable anticipated payment date. If a Retention Agreement Executive resigns and separates from the Company, or if the Company terminates such Retention Agreement Executive’s employment for “cause” (as defined in the Retention Payment Agreement), at any time prior to the one-year anniversary of the applicable payment date, then such Retention Agreement Executive will be obligated to repay the Company the Cash Retention Payment amount paid to such Retention Agreement Executive in accordance with the schedule set forth in the Retention Payment Agreement.

The foregoing summary of the Retention Payment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Retention Payment Agreements, a form of which is filed with this Annual Report on Form 10-K as Exhibits 10.15, and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2024 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2024 annual meeting of stockholders.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.Financial statements (see Part II, Item 8 of this report)

2.All financial statement schedules have been omitted because the information being called for is not required or the information required is included in the consolidated financial statements or the notes thereto

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40824	3.1	September 28, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40824	3.1	November 8, 2022
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-40824	3.1	September 22, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259250	4.1	September 1, 2021
4.2*	Description of Registrant’s Securities
4.3	Preferred Stock Rights Agreement, dated as of September 21, 2023, by and between Cue Health Inc. and Computershare Trust Company, N.A., as rights agent	8-K	001-40824	4.1	September 22, 2023
10.1+	2021 Stock Incentive Plan	S-1/A	333-259250	10.5	September 15, 2021
10.2+	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.6	September 15, 2021
10.3+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.7	September 15, 2021
10.4+	Form of Restricted Stock Unit Agreement for Participants (other than Non-Employee Directors) under the 2021 Stock Incentive Plan	S-1/A	333-259250	10.8	September 15, 2021
10.5+	2021 Employee Stock Purchase Plan	S-1/A	333-259250	10.9	September 15, 2021
10.6+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259250	10.20	September 1, 2021
10.7+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Ayub Khattak	S-1	333-259250	10.21	September 1, 2021
10.8+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Clint Sever	S-1	333-259250	10.22	September 1, 2021
10.9+	Employment Agreement, dated July 8, 2021, by and between the Registrant and Chris Achar	S-1	333-259250	10.23	September 1, 2021
10.10+	Form of Restricted Stock Unit Agreement, by and between the Registrant and Ayub Khattak	S-1/A	333-259250	10.24	September 15, 2021
10.11+	Form of Restricted Stock Unit Agreement, by and between the Registrant and Clint Sever	S-1/A	333-259250	10.25	September 15, 2021
10.12	Loan and Security Agreement, dated as of June 30, 2022, among Cue Health Inc., the lenders from time to time party thereto and East West Bank, as collateral agent and administrative agent	8-K	001-40824	10.1	July 1, 2022
10.13	Sales Agreement, dated August 9, 2023, by and between Cue Health Inc. and Cowen and Company, LLC	8-K	001-40824	1.1	August 9, 2023
10.14+	Employment Agreement, dated February 28, 2023, by and between Aasim Javed and the Company	8-K	001-40824	10.1	March 6, 2023
10.15*	Form of Retention Payment Agreement

21.1*	Registrant Subsidiary List
23.1*	Consent of BDO USA, P.C.
24.1*	Power of Attorney (included in signature pages hereto).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

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
Cue Health Inc.
Date: March 13, 2024

By: /s/ Ayub Khattak
Ayub Khattak
President and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ayub Khattak and Aasim Javed, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ayub Khattak	President, Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	March 13, 2024
Ayub Khattak

/s/ Aasim Javed	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
Aasim Javed

/s/ Randall Pollard	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 13, 2024
Randall Pollard

/s/ Chris Achar	Director	March 13, 2024
Chris Achar

/s/ Joanne Bradford	Director	March 13, 2024
Joanne Bradford

/s/ Carole Faig	Director	March 13, 2024
Carole Faig

/s/ Joshua Ghaim, Ph.D.	Director	March 13, 2024
Joshua Ghaim, Ph.D

/s/ Sachin Jain M.D.	Director	March 13, 2024
Sachin Jain M.D.

/s/ Maria Martinez	Director	March 13, 2024
Maria Martinez

/s/ Rishi Reddy	Director	March 13, 2024
Rishi Reddy